Form 10KSB
period 1996-06-30
FOUNDATION BANCORP
filed 1996-11-12
CIK 1012775

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

     For the fiscal year ended June 30, 1996

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required] For the transition period from______________to___________________


                       Commission File Number: 0-021297

                           Foundation Bancorp, Inc.
                ----------------------------------------------
                (Name of small business issuer in its charter)


             Ohio                                   31-1465239
-------------------------------                ----------------------
(State or other jurisdiction of                  (I.R.S. Employer
 incorporation or organization)                Identification Number)


                25 Garfield Place, Cincinnati, Ohio       45202
             ----------------------------------------   ----------
             (Address of principal executive offices)   (Zip Code)

                   Issuer's telephone number: (513) 721-0120

          Securities registered pursuant to Section 12(b) of the Act:

                                     None
                                    ------


          Securities registered pursuant to Section 12(g) of the Act:

                  None                      Common Stock, no par value per share
------------------------------------------- ------------------------------------
(Name of each exchange on which registered)           (Title of Class)


     Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and
(2) has been subject to such requirements for the past 90 days. Yes No X

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average of the bid and asked prices of such stock on the National Daily Quotation Service as of October 18, 1996, was $3,959,277. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

     As of October 18, 1996, there were 462,875 shares of the Registrant's common stock issued and outstanding.

     Pursuant to Rule 15d-2 of the Securities Exchange Act of 1934, this Form 10-KSB contains only the Registrant's financial statements for the fiscal year ended June 30, 1996.

                         Independent Auditors' Report



The Board of Directors
Foundation Savings Bank:


     We have audited the statements of financial condition of Foundation Savings Bank as of June 30, 1996 and 1995, and the related statements of income, retained earnings, and cash flows for each of the three years in the period ended June 30, 1996. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Foundation Savings Bank as of June 30, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 1996 in conformity with generally accepted accounting principles.

     As discussed in Note 1 to the financial statements, the Corporation adopted the provisions of Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" at July 1, 1993 and Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" at July 1, 1994.



CLARK, SCHAEFER, HACKETT & CO.



Cincinnati, Ohio
August 1, 1996

                            FOUNDATION SAVINGS BANK

                       Statements of Financial Condition

                            June 30, 1996 and 1995

                                    Assets
                                  ----------
                                                                June 30,
                                                          --------------------
                                                           1996          1995
                                                          ------        ------

Cash                                                   $    61,081   $    57,374
Interest-bearing deposits in other
  financial institutions                                 1,111,408     3,885,606
                                                       -----------   -----------

                                                         1,172,489     3,942,980

Investment securities - at amortized cost
  (fair value of $900,635 and $1,034,812 at
  June 30, 1996 and 1995 respectively)                     899,687     1,050,000
Mortgage-backed securities - at amortized
  cost (fair value of $4,553,889 and $5,409,400
  at June 30, 1996 and 1995, respectively)               4,640,509     5,532,399
Loans receivable, net                                   23,266,664    20,510,541
Accrued interest receivable:
   Loans                                                    99,150        79,335
   Investments and interest bearing deposits                14,198        16,389
   Mortgage-backed securities                               36,817        41,522

Federal Home Loan Bank stock - at cost                     278,800       260,400
Property and equipment, net                                313,281       323,773
Refundable federal income tax                                2,522        31,927
Prepaid expenses and other assets                          111,038        60,050
                                                       -----------   -----------

                                                       $30,835,155   $31,849,316
                                                       ===========   ===========


                      Liabilities and Retained Earnings
                     -----------------------------------

Deposits                                               $26,950,784   $27,737,204
Advances from Federal Home Loan Bank                       824,847     1,191,577
Advances by borrowers for taxes,
   insurance and other                                      70,179        39,076
Accrued expenses                                           135,985       114,747
Deferred federal income tax                                 60,800        60,600
                                                       -----------   -----------
                                                        28,042,595    29,143,204

Retained earnings, substantially restricted              2,792,560     2,706,112
                                                       -----------   -----------
                                                       $30,835,155   $31,849,316
                                                       ===========   ===========

See accompanying notes to financial statements.

                            FOUNDATION SAVINGS BANK

                             Statements of Income

                        Three Years Ended June 30, 1996

                                                         June 30,
                                        ----------------------------------------
                                                1996         1995        1994
                                               ------       ------      ------
Interest income:
   Loans                                    $1,807,332   $1,655,223   $1,594,174
   Mortgage-backed securities                  303,835      320,376      286,084
   Investment securities                        69,453       69,104       27,620
   Interest-bearing deposits                   178,338      117,309      160,799
                                            ----------   ----------   ----------

          Total interest income              2,358,958    2,162,012    2,068,677
                                            ----------   ----------   ----------

Interest expense:
   Deposits                                  1,540,535    1,308,686    1,297,024

   Borrowings                                   51,017       59,265       41,966
                                            ----------   ----------   ----------

          Total interest expense             1,591,552    1,367,951    1,338,990
                                            ----------   ----------   ----------

Net interest income                            767,406      794,061      729,687
Provision for loan losses                       43,990       12,000       32,600
                                            ----------   ----------   ----------

          Net interest income after
             provision for loan losses         723,416      782,061      697,087
                                            ----------   ----------   ----------

Other income:
   Gain on sale of investment securities          --           --        132,431
   Gain on sale of loans                         7,889       12,179         --
   Net investment property income               49,495       50,446       64,926
   Gain on sale of equipment                      --           --          1,164
   Other operating income                        7,066        7,051        5,395
                                            ----------   ----------   ----------

          Total other income                    64,450       69,676      203,916
                                            ----------   ----------   ----------

General, administrative and other expense:
    Employee compensation and benefits         362,233      364,607      292,230
    Occupancy and equipment                     78,565       76,604       77,488
    Deposit insurance                           62,353       61,911       65,527

    Franchise tax                               34,173       31,916       31,372
    Computer processing costs                   32,347       32,268       29,387
    Other operating expense                    104,905      111,267      131,386
                                            ----------   ----------   ----------

          Total general, administrative
             and other operating expense       674,576      678,573      627,390
                                            ----------   ----------   ----------

          Income before income taxes           113,290      173,164      273,613
                                            ----------   ----------   ----------

Federal income taxes (credits):
   Current                                      26,642       30,000       62,263
   Deferred                                        200       17,800       16,100
                                            ----------   ----------   ----------

                                                26,842       47,800       78,363
                                            ----------   ----------   ----------

          Net income                        $   86,448   $  125,364   $  195,250
                                            ==========   ==========   ==========




See accompanying notes to financial statements.

                            FOUNDATION SAVINGS BANK

                        Statements of Retained Earnings

                        Three Years Ended June 30, 1996




       Balance at June 30, 1993                       $2,385,498

          Net income for the year ended
             June 30, 1994                               195,250
                                                      ----------

       Balance at June 30, 1994                        2,580,748

          Net income for the year ended
             June 30, 1995                               125,364
                                                      ----------

       Balance at June 30, 1995                        2,706,112

          Net income for the year ended
             June 30, 1996                                86,448
                                                      ----------

       Balance at June 30, 1996                       $2,792,560
                                                      ==========





See accompanying notes to financial statements.


                            FOUNDATION SAVINGS BANK

                           Statements of Cash Flows

                        Three Years Ended June 30, 1996


                                                         Years Ended June 30,
                                                 -------------------------------------
                                                  1996            1995           1994
                                                 ------          ------         ------
Cash flows from operating activities:
   Interest received                          $ 2,335,168    $ 2,145,841    $ 2,065,169
   Interest paid                               (1,589,414)    (1,365,659)    (1,339,074)
   Cash paid to suppliers and employees          (677,971)      (679,261)      (648,076)
   Fees and commissions received                    7,066          7,051          6,332
   Income taxes (paid) refunded                     2,763        (39,527)       (67,463)
   Rental income received                          68,400         68,400         83,000
                                              -----------    -----------    -----------

              Net cash provided by
                 operating activities             146,012        136,845         99,888
                                              -----------    -----------    -----------

Cash flows from investing activities:
   Purchase of mortgage-backed securities         (82,714)          --       (3,143,631)
   Repayments of mortgage-backed securities       944,043      1,029,624      1,798,427
   Maturities of certificates of deposit             --        1,400,000           --
   Purchase of investment securities             (499,687)          --       (1,050,000)
   Proceeds from sale of investment                  --             --          143,272
securities
   Maturities of investment securities            650,000           --             --
   Loan disbursements                          (8,014,053)    (5,637,576)    (2,961,358)
   Loan principal repayments                    4,543,414      3,354,330      3,700,533
   Proceeds from sale of loans                    701,447        576,584           --
   Purchase of property and equipment              (5,803)        (4,249)        (5,526)
                                              -----------    -----------    -----------

              Net cash provided by (used
                 in) investing activities      (1,763,353)       718,713     (1,518,283)
                                              -----------    -----------    -----------

Cash flows from financing activities:
   Net increase (decrease) in deposits           (786,420)       389,042     (1,713,715)
   Proceeds from Federal Home Loan Bank
     advances                                        --          300,000      1,000,000
   Repayment of Federal Home Loan Bank
     advances                                    (366,730)       (63,211)       (45,212)
                                              -----------    -----------    -----------

              Net cash provided by (used
                 in) financing activities      (1,153,150)       625,831       (758,927)
                                              -----------    -----------    -----------

Net increase (decrease) in cash and
   cash equivalents                            (2,770,491)     1,481,389     (2,177,322)

Cash and cash equivalents at beginning
   of period                                    3,942,980      2,461,591      4,638,913
                                              -----------    -----------    -----------

Cash and cash equivalents
   at end of period                           $ 1,172,489    $ 3,942,980    $ 2,461,591
                                              ===========    ===========    ===========


See accompanying notes to financial statements.


                            FOUNDATION SAVINGS BANK

                           Statements of Cash Flows

                        Three Years Ended June 30, 1996

                   Reconciliation of Net Income to Net Cash
                       Provided By Operating Activities
                      ----------------------------------


                                                    1996        1995         1994
                                                   ------      ------       ------
Net income                                      $  86,448    $ 125,364    $ 195,250
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Gain on sale of loans                       (7,889)     (12,179)        --
       Gain on sale of investment securities         --           --       (132,431)
       Depreciation and amortization               16,295       15,778       16,497
       Amortization of premiums and discounts
         on mortgage-backed securities             30,561       30,721       55,881

       Federal Home Loan Bank stock dividends     (18,400)     (22,600)     (11,300)
       Provision for loan losses                   43,990       12,000       32,600
       Amortization of deferred loan fees         (23,032)      (9,567)     (17,118)

       Increase in deferred loan fees                --           --            937

       Deferred federal income tax                    200       17,800       16,100

       Effects of change in operating assets
         and liabilities:
           Accrued interest receivable            (12,919)     (14,725)     (30,971)
               Federal income taxes                29,405       (9,527)      (5,200)
           Prepaid expenses and other assets      (50,988)     (20,380)       1,067

           Advances by borrowers for taxes,
             insurance and other                   31,103       17,462      (10,783)
           Accrued expenses                        21,238        6,698      (10,641)
                                                ---------    ---------    ---------

          Net cash provided by operating
               activities                       $ 146,012    $ 136,845    $  99,888
                                                =========    =========    =========


Supplemental disclosure of non-cash investing activities:

The Corporation compensated the widow of the former managing officer with a car with a net book value of $10,135 in 1994.


See accompanying notes to financial statements.

                            FOUNDATION SAVINGS BANK

                         Notes to Financial Statements

                Three Years Ended June 30, 1996, 1995 and 1994


1.   Organization and Summary of Significant Accounting Policies:

     The following describes the organization and the significant accounting policies followed in the preparation of these financial statements.

          Organization

          The Corporation is a state chartered savings and loan association and a member of the Federal Home Loan Bank System and subject to regulation by the Office of Thrift Supervision (OTS), an office of the U. S. Department of the Treasury. As a member of this system, the Corporation maintains a required investment in capital stock of the Federal Home Loan Bank of Cincinnati. The Corporation provides loans to customers and receives deposits from customers primarily in the metropolitan Cincinnati area.

          Savings accounts are insured by the Savings Association Insurance Fund (SAIF), administered by the Federal Deposit Insurance Corporation (FDIC), within certain limitations. An annual premium is required by the SAIF for the insurance of such savings accounts.

          Cash and cash equivalents

          For the purpose of reporting cash flows, the Corporation considers all highly liquid debt instruments with original maturity when purchased of three months or less to be cash equivalents.

          Investment and mortgage-backed securities

          In May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This standard addresses the accounting and reporting for securities based on management's intent and ability to hold such securities to maturity. The Corporation adopted this standard on July 1, 1994. Statement No. 115 requires the classification of investments in debt and equity securities into three categories; held to maturity, trading, and available for sale. Debt securities that the Corporation has the positive intent and ability to hold to maturity are classified as held to maturity securities and reported at amortized cost. Debt and equity securities that are bought and held principally for the purpose of selling in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings. The Corporation has no trading securities. Debt and equity securities not classified as either held to maturity securities or trading securities are classified as available for sale securities and reported at fair value, with unrealized gains or losses excluded from earnings and reported as a separate component of stockholders' equity, net of deferred taxes. At the date of implementation of Statement No. 115, the Corporation had not identified any investment or mortgage-backed securities as available for sale.

          Premiums and discounts on investment securities and mortgage-backed securities are amortized and accreted using the interest method over the expected lives of the related securities.

          The Corporation  presently  classifies all investment  securities as
          held  to  maturity,   and  carries  such  investment  securities  at
          amortized cost.

          Loans receivable

          Loans held in portfolio are stated at the principal amount outstanding, adjusted for deferred loan origination fees and costs, the allowance for loan losses, and premiums and discounts on loans purchased. Premiums and discounts on loans purchased are amortized and accreted to operations using the interest method over the estimated life of the underlying loans.

          Loan origination fees and certain direct origination costs are capitalized and recognized as an adjustment of the yield on the related loan over the contractual life of the loan.

          Interest is accrued as earned unless the collectibility of the loan is in doubt. Uncollectible interest on loans that are contractually past due is charged off, or an allowance is established based on management's periodic evaluation. The allowance is established by a charge to interest income equal to all interest previously accrued, and income is subsequently recognized only to the extent that cash payments are received until, in management's judgment, the borrower's ability to make periodic interest and principal payments has returned to normal, in which case the loan is returned to accrual status.

          Loans held for sale are carried at the lower of cost or market, determined in the aggregate. In computing cost, deferred loan origination fees and costs are aggregated with the principal balances of the related loans. At June 30, 1996 and 1995, the Corporation had not identified any loans held for sale.

          The Corporation will either sell the related servicing on loans or retain the servicing on loans sold and agree to remit to the investor loan principal and interest at agreed-upon rates. For loans where servicing is retained by the Savings Bank, these rates can differ from the loan's contractual interest rate resulting in a "yield differential." In addition to previously deferred loan origination fees and cash gains, gains on sale of loans can represent the present value of the future yield differential less a normal servicing fee, capitalized over the estimated life of the loans sold. Normal servicing fees are determined by reference to the stipulated minimum servicing fee set forth by the government agencies to whom the loans are sold. Such servicing fees are representative of the Corporation's normal servicing costs.

          The resulting capitalized excess servicing fee is amortized to operations over the life of the loans using the interest method. If prepayments are higher than expected, an immediate charge to operations is made. If prepayments are lower, then the related adjustments are made prospectively.

          It is the Corporation's policy to provide valuation allowances for estimated losses on loans based on past loss experience, trends in the level of delinquent and problem loans, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral and current and anticipated economic conditions in the primary lending area. When the collection of a loan becomes doubtful, or otherwise troubled, the Corporation records a loan loss provision equal to the difference between the fair value of the property securing the loan and the loan's carrying value. Major loans and major lending areas are reviewed periodically to determine potential problems at an early date. The allowance for loan losses is increased by charges to earnings and decreased by charge-offs (net of recoveries). The amount of actual write-offs could differ from the estimate. Because of uncertainties inherent in the estimation process, management's estimate of credit losses inherent in the loan portfolio and the related allowance may change in the near term. However, the amount of the change that is reasonably possible cannot be estimated.

          In May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan." This standard amends Statement No. 5 to clarify that a creditor should evaluate the collectibility of both contractual interest and contractual principal on all loans when assessing the need for a loss accrual. In October, 1994, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure," which amends Statement No. 114 to allow a creditor to use existing methods for recognizing interest income on impaired loans. The statements were effective for the fiscal year beginning July 1, 1995. The Corporation adopted the statement effective July 1, 1995, without material effect on financial condition or results of operations.

          For impairment recognized in accordance with SFAS No. 114, as amended, the entire change in present value of expected cash flows is reported as bad debt expense in the same manner in which impairment initially was recognized or as a reduction in the amount of bad debt expense that otherwise would be reported. Interest on impaired loans is reported on the cash basis. Impaired loans are loans that are considered to be permanently impaired in relation to principal or interest based on the original contract. Impaired loans would be charged off in the same manner as all loans subject to charge off. The Corporation considers its investment in one- to four-family and multi-family residential loans, non-residential loans and consumer loans to be homogeneous and therefore excluded from separate identification for evaluation of impairment. The Corporation's policy is that collateral dependent loans, which are more than ninety days delinquent, are considered to constitute more than a minimum delay in repayment and are evaluated for impairment under SFAS No. 114 at that time. For the year ended June 30, 1996, the Corporation had no loans that were impaired as described in the pronouncement and therefore no interest income was recognized or received on impaired loans.

          Real estate acquired through foreclosure

          Real estate acquired through foreclosure results when property collateralizing a loan is foreclosed upon or otherwise acquired by the Corporation in satisfaction of the loan. Real estate acquired in settlement of loans is recorded at the lower of the recorded investment in the loan satisfied or the fair value of the assets received at the time of acquisition less estimated costs to sell at the date of foreclosure. The fair value of the assets received is based upon a current appraisal adjusted for estimated carrying and selling costs. Valuations are periodically performed by management, and an allowance for losses is established by a charge to operations if the carrying value of a property exceeds its estimated net realizable value.

          Property and equipment

          Property and equipment is stated at cost. Depreciation of property and equipment is provided by the straight-line method over the estimated useful lives (range of lives five to fifteen years) of the related classes of assets.

          Income taxes

          Effective July 1, 1993, the Corporation adopted Financial Accounting Standards Board Statement No. 109 (FAS 109), "Accounting for Income Taxes." The adoption of FAS 109 changed the method of accounting for income taxes from the deferred method to an asset and liability approach which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. The impact of adopting this standard had no material effect on the financial statements.

          Under FAS 109, deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

          Accounting estimates

          The presentation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

          Concentrations of credit risk

          The Corporation grants first mortgage and other loans to customers located primarily in the metropolitan Cincinnati area. Accordingly, a substantial portion of its debtors' ability to honor their contracts is dependent upon the financial health of the local economy and market.

          Management may, at times, maintain deposit accounts with financial institutions in excess of federal deposit insurance limits.

          Recent accounting pronouncements

          Financial Accounting Standards Board Statement No. 107, "Disclosures About Fair Value of Financial Statements," requires disclosure of fair value information about financial instruments, whether or not recognized in the statement of condition, for which it is practical to estimate that value. Statement No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. The Corporation adopted Statement No. 107 for the year ending June 30, 1996.

          In October, 1994, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments." This statement requires disclosures about the amounts, nature and terms of derivative financial instruments that are not subject to Statement No. 105, "Disclosures of Information about Financial Instruments and Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk," because they do not result in off-balance-sheet risk of accounting loss.

          It requires that a distinction be made between financial instruments held or issued for trading purposes (including dealing and other trading activities measured at fair value with gains and losses recognized in earnings) and financial instruments held or issued for purposes other than trading. Statement No. 119 is effective for financial statements issued for fiscal years ending after December 15, 1995. The adoption of this standard has not had a significant impact on the Corporation.

          In May 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights." This statement requires that a mortgage banking enterprise recognize as separate assets rights to service mortgage loans for others however those servicing rights are acquired. A mortgage banking enterprise that acquires mortgage servicing rights through either the purchase or origination of mortgage loans and sells or securitizes those loans with servicing rights retained would allocate the total cost of the mortgage loans to the mortgage servicing rights and the loans based on their relative fair value. Statement No. 122 is effective for fiscal years beginning after December 31, 1995. Management has determined that the impact of this pronouncement is presently immaterial.

          In June 1996 the FASB issued SFAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" which established accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. The standards are based on a consistent application of a financial components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. SFAS No. 125 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This statement supersedes SFAS No. 122. SFAS No. 125 is effective for transactions occurring after December 31, 1996. Management does not expect an impact from adoption of SFAS No. 125.

2.   Investment Securities:

          The amortized cost, gross unrealized gains, gross unrealized losses and fair values of investment securities are as follows:


                                                              June 30, 1996
                                           -------------------------------------------------
                                                            Gross         Gross
                                           Amortized     Unrealized    Unrealized      Fair
                                             Cost           Gains        Losses        Value
                                           ---------     ----------    ----------      -----
        Obligations of U.S.
                Government agencies        $899,687       $    948             -     $900,635
                                           ========       ========      ========     ========



                                                              June 30, 1995
                                           -------------------------------------------------
                                                            Gross         Gross
                                           Amortized     Unrealized    Unrealized      Fair
                                             Cost           Gains        Losses        Value
                                           ---------     ----------    ----------      -----

        Obligations of U.S.
             Government agencies         $1,050,000     $           -    $15,189    $1,034,812
                                         ==========     =============    =======    ==========


          The amortized cost and fair value of investment securities at June 30, 1996 and 1995 by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                             June 30, 1996
                                                     ---------------------------
                                                      Amortized           Fair
                                                        Cost              Value
                                                      ---------          -------
        Due or callable in one year
           or less                                  $   899,687       $  900,635
        Due after one year through
           five years                                         -                -
                                                    -----------       ----------

                                                    $   899,687       $  900,635
                                                    ===========       ==========



                                                             June 30, 1995
                                                     ---------------------------
                                                      Amortized           Fair
                                                        Cost              Value
                                                      ---------          -------
        Due or callable in one year
           or less                                  $   900,000          890,624
        Due after one year through
           five years                                   150,000          144,188
                                                   ------------     ------------

                                                     $1,050,000       $1,034,812
                                                   ============     ============


          Included in investments at June 30, 1996, are $500,000 of callable notes with a final maturity in the year 2001.

3.   Mortgage-Backed Securities:

     The amortized cost, gross unrealized gains, gross unrealized losses and fair value of mortgage-backed securities are as follows:


                                                  June 30, 1996
                               -------------------------------------------------
                                                Gross        Gross
                                  Amortized   Unrealized   Unrealized      Fair
                                     Cost       Gains       Losses        Value
                                  ---------   ----------   ----------   --------
      Federal Home Loan
        Mortgage Corp.            $2,117,050      --     $   33,746   $2,083,304
      Federal National
        Mortgage Association       2,308,198      --         52,063    2,256,135
      Government National
        Mortgage Association         215,261      --            811      214,450
                                  ----------   -------   ----------   ----------

                                  $4,640,509      --     $   86,620   $4,553,889
                                  ==========   =======   ==========   ==========



                                                  June 30, 1995
                               -------------------------------------------------
                                                Gross        Gross
                                  Amortized   Unrealized   Unrealized      Fair
                                     Cost       Gains       Losses        Value
                                  ---------   ----------   ----------   --------
      Federal Home Loan
        Mortgage Corp.           $2,641,753       --     $   59,504   $2,582,249
      Federal National
        Mortgage Association      2,658,239       --         59,770    2,598,469
      Government National
        Mortgage Association        232,407       --          3,725      228,682
                                 ----------   --------   ----------   ----------

                                 $5,532,399       --     $  122,999   $5,409,400
                                 ==========   ========   ==========   ==========

     The maturity of the mortgage-backed securities is based on the repayment of the underlying mortgages.

4.   Loans Receivable:


     Loans receivable consists of the following:

                                                     June 30
                                        ----------------------------------
                                             1996                1995
                                        --------------      --------------
       Residential one- to four-
         family real estate             $ 20,949,519        $ 18,299,896
       Multi-family residential
         real estate                         903,137             636,068
       Commercial real estate              1,286,992           1,124,131
       Consumer                              296,332             500,643
       Passbook                               56,331             111,282
                                        ------------        ------------

                                          23,492,311          20,672,020
       Less:
          Loans in process                   (89,191)            (15,000)
          Allowance for loan losses         (111,147)            (98,138)
          Deferred loan fees                 (25,309)            (48,341)
                                        ------------        ------------
                                        $ 23,266,664        $ 20,510,541
                                        ============        ============


     At June 30, 1996 and 1995, adjustable rate loans approximated $9,240,000 and $10,862,000.

     Activity in the allowance for loan losses are as follows:

                                                   Year Ended June 30,
                                         ---------------------------------------
                                            1996           1995          1994
                                         ----------     ----------    ----------

Beginning balance                        $  98,138       $72,107      $ 100,725
Provision for loan losses                   43,990        12,000         32,600
Net (charge-offs) recoveries               (30,981)       14,031        (61,218)
                                         ---------       -------      ---------

Ending balance                           $ 111,147       $98,138      $  72,107
                                         =========       =======      =========

     Gross proceeds on sales of loans were $701,447 and $576,584 for the years ended June 30, 1996 and 1995, respectively. Gross realized gains on sales of loans were $7,889, $2,702 and $12,179 for the years ended June 30, 1996, 1995 and 1994. Loans serviced for others as of June 30, 1996, 1995 and 1994 were $251,280, $198,076 and $-0-, respectively.

     At June 30, 1996 and 1995, the Corporation had no non-accrual loans.

     Loans to officers, directors and employees totalled approximately $93,521 and $98,866 at June 30, 1996 and 1995, respectively. An analysis of loan activity to such persons for the fiscal year ended June 30, 1996 and 1995 is as follows:

                                                         Year Ended June 30,
                                                     -------------------------
                                                       1996             1995
                                                     --------         --------

               Outstanding balance, beginning        $98,866         $104,031
               New loans issued                            -                -
               Repayments                              5,345            5,165
                                                     -------          -------
               Outstanding balance, ending           $93,521        $  98,866
                                                     =======        =========

5.   Property and Equipment:

     Property and equipment are summarized as follows:

                                                       1996             1995
                                                      ------           ------
               Real estate owned - investment
                 property                            $251,847         $251,847
               Furniture and equipment                153,264          154,913
               Leasehold improvements                  34,246           34,246
                                                     --------         --------
                                                      439,357          441,006
               Less accumulated depreciation          126,076          117,233
                                                     --------         --------
                                                     $313,281         $323,773
                                                     ========         ========

     The Savings Bank leases its office facility under a ten year non-cancelable lease which expires in March of 2001 with additional renewal options. Rent expense for each of the years ended June 30, 1996, 1995 and 1994 was $53,355.

     Minimum commitments under the term of the lease are as follows:

                             Year Ended June 30,
                             -------------------

                                    1997             $  51,628
                                    1998                51,628
                                    1999                51,628
                                    2000                51,628
                              Subsequent years          38,722
                                                      --------
                                                      $245,234
                                                      ========

6.   Investment Property:

     The Corporation acquired real estate at the southeast corner of Eighth and Vine Streets in 1980. The Corporation has a lease agreement on the property as a parking lot under a three year lease beginning July 1, 1994. The lease payments will be $5,700 per month for the first two years and $6,100 per month for the third year. Rent income for the years ended June 30, 1996, 1995 and 1994 was $68,400, $68,400 and $83,000,
     respectively.

7.   Deposits:


     Deposits consist of the following:

                                                                    June 30,
                                              -------------------------------------------------
                                                        1996                      1995
                                               ---------------------     ----------------------

                                               Weighted                  Weighted
                                                Average                   Average
                                                 Rate        Amount         Rate       Amount
                                               --------     --------     --------     --------
        Passbook                                 2.50%    $  995,905       2.87     $ 1,287,943
        NOW and money market accounts            2.49      1,947,215       2.66       2,507,150
                                                           ---------                  ---------

                                                 2.50      2,943,120       2.77       3,795,093
                                                           ---------                  ---------

        Certificates of deposit:
           3 months                              4.42        291,311       4.42         203,356
           6 months                              4.33      1,416,086       5.79       1,192,710
          10/11 months                           2.81         22,961       6.31       4,900,236
          12 months                              5.62      9,976,064       5.71       4,454,225
          18 months                              6.42      5,538,925       6.19       8,514,317
           2 years                               6.12      4,735,688       5.62       3,065,798
           3 years                               5.94        829,830       5.53         556,922
           4 years                               5.38        209,055       5.24         127,306
           5 years                               5.76        987,744       6.56         927,241
                                                          ----------                    -------

                                                 5.82     24,007,664       6.01      23,942,111
                                                          ----------                 ----------

                                                 5.46%    $26,950,784      5.57     $27,737,204
                                                          ===========               ===========



     Maturities of outstanding certificates of deposit are summarized as follows:

                                                            June 30,
                                                   -------------------------
                                                    1996               1995
                                                   ------             ------
                                                         (In Thousands)

        One year or less                           $19,151            $15,647
        1 - 2 years                                  3,476              7,445
        2 - 3 years                                    859                549
        Over 3 years                               $   522            $   301
                                                   -------            -------
                                                   $24,008            $23,942
                                                   =======            =======



          Interest expense on deposits is summarized as follows:



                                                                June 30,
                                               -------------------------------------------
                                                1996              1995               1994
                                               ------            ------             ------
        Passbook                           $    33,469      $     45,278       $     66,769
        NOW and money market accounts           54,233            79,124             98,787
        Certificates of deposit              1,452,833         1,184,284          1,131,468
                                             ---------         ---------          ---------
                                            $1,540,535        $1,308,686         $1,297,024
                                            ==========        ==========         ==========


     The aggregate amount of certificates of deposits in denominations of $100,000 or more was $2,639,352 and $3,088,352 at June 30, 1996 and 1995,
     respectively. Deposit accounts exceeding $100,000 are not federally insured.

8.   Advances from Federal Home Loan Bank:

     The Corporation borrowed $1,000,000 in 1994 from the Federal Home Loan Bank under a mortgage matched advance program. Interest is charged on the advance at a weighted average rate of 5.50% and is due in 120 to 180 monthly installments of $9,517 including interest. The Savings Bank borrowed an additional $300,000 in 1995. The note is an interest only note, bearing an interest rate of 6.85%. The note matured September 1, 1995.

     Future maturities on the advance are as follows:

                      Year Ended June 30,
                      -------------------

                      1997                    $ 70,445
                      1998                      74,366
                      1999                      78,506
                      2000                      82,878
                      2001                      87,494
                      2002 and subsequent     $431,158
                                              --------
                                              $824,847
                                              ========

     The advances are collateralized by a blanket agreement on residential mortgage loans held by the Savings Bank. The Savings Bank has also pledged its Federal Home Loan Bank stock and mortgage notes with unpaid principal balances of approximately $1,245,000 for future advances.

9.   Financial Instruments:

     The following fair value disclosures are made in accordance with the requirements of SFAS No. 107, "Disclosures About Fair Value of Financial Instruments." SFAS No. 107 requires the disclosure of fair value information about both on- and off-balance sheet financial instruments where it is practical to estimate that value. In cases where quoted market prices were not available, fair values were based on estimates using present value or other valuation methods, as described below. The use of different assumptions (e.g., discount rates and cash flow estimates) and estimation methods could have a significant effect on fair value amounts. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Corporation could realize in a current market exchange. Because SFAS No. 107 excludes certain financial instruments and all non-financial instruments from its disclosure requirements, any aggregation of the fair value amounts presented would not represent the underlying value of the Corporation.

     The following methods and assumptions were used in estimating the fair values of financial instruments, cash, interest bearing deposits and investment in FHLB stock. The carrying value of cash and interest bearing deposits approximates those assets' fair value.

          Investments and mortgage-backed securities

          For investment securities (debt instruments) and mortgage-backed securities, fair values are based on quoted market prices, where available. If a quoted market price is not available, fair value is estimated using quoted market prices of comparable instruments.

          Loans receivable

          The fair value of the loan portfolio is estimated by evaluating homogeneous categories of loans with similar financial characteristics. Loans are segregated by types, such as residential mortgage, commercial real estate and consumer. Each loan category is further segmented into fixed and adjustable rate interest, terms, and by performing and nonperforming categories.

          The fair value of performing loans, except residential mortgage loans, is calculated by discounting contractual cash flows using estimated market discount rates which reflect the credit and interest rate risk inherent in the loan. For performing residential mortgage loans, fair value is estimated by discounting contractual cash flows adjusted for prepayment estimates using discount rates based on secondary market sources. The fair value for significant nonperforming loans is based on recent internal or external appraisals. Assumptions regarding credit risk, cash flow, and discount rates are judgmentally determined by using available market information.

          Savings accounts

          The fair values of passbook accounts, NOW accounts, and money market savings and demand deposits approximates their carrying values. The fair value of fixed maturity certificates of deposit is estimated using a discounted cash flow calculation that applies interest rates currently offered for deposits of similar remaining maturities.

          Off-balance sheet items

          Carrying value is a reasonable estimate of fair value. These instruments are generally variable rate or short-term in nature, with minimal fees charged.

          The  estimated   fair  values  of  the  Savings   Bank's   financial
          instruments were as follows at:

                                                      June 30, 1996
                                            ---------------------------------
                                               Carrying              Fair
                                                Amount               Value
                                            --------------       ------------
        Financial assets:
           Cash and due from banks,
             interest-bearing deposits
             with banks and federal
             funds sold                     $  1,172,489       $  1,172,489

           Investment securities                 899,687            900,635
           Mortgage-backed securities          4,640,509          4,553,889
           Loans receivable                   23,266,664         23,191,000
           Accrued interest receivable           150,165            150,165

        Financial liabilities:
           Deposit liabilities                26,950,784         27,001,000
           Advances from Federal Home
             Loan Bank                      $    825,000       $    667,000

        Off balance sheet items                     -                  -


10.  Capital Requirements:

     The Corporation is subject to minimum regulatory capital requirements promulgated by the Office of Thrift Supervision (OTS). The minimum capital standards generally require the maintenance of regulatory capital sufficient to meet each of three tests, hereinafter described as the tangible capital requirement, the core capital requirement and the risk-based capital requirement.

     The tangible capital requirement provides for minimum tangible capital (defined as stockholders' equity less all intangible assets) equal to 1.5% of adjusted total assets. The core capital requirement provides for minimum core capital (tangible capital plus certain forms of supervisory goodwill and other qualifying intangible assets) equal to 3.0% of adjusted total assets. The risk-based capital requirement currently provides for the maintenance of core capital plus general loss allowances equal to 8.0% of risk-weighted assets. In computing risk-weighted assets, the Corporation multiplies the value of each asset on its statement of financial condition by a defined risk-weighing factor, e.g., one- to four- family residential loans carry a risk-weighting factor of 50%.

     The  Savings  Bank's  regulatory   capital  exceeds all  minimum  capital
     requirements as shown in the following table:

                                                               June 30, 1996
                                             -------------------------------------------------
                                                            Regulatory Capital
                                                                                  Risk-
                                             Tangible           Core              based
                                             Capital     %    Capital     %      Capital    %
                                             --------   ---   -------    ---     -------   ---
                                                              (In Thousands)

Capital under generally
  accepted accounting
  principles                                  $2,792           $2,792            $2,792
General valuation
  allowances                                       -                -               111
                                              ------           ------            ------
Regulatory capital computed                    2,792    9.05    2,792    9.05     2,903    19.4

Minimum capital requirements                     462    1.50      925    3.00     1,198     8.0
                                            --------    ----  -------    ----   -------    ----

Regulatory capital-excess                     $2,330    7.55   $1,867    6.05    $1,705    11.4
                                              ======    ====   ======    ====    ======    ====


                                                               June 30, 1995
                                             -------------------------------------------------
                                                            Regulatory Capital
                                                                                  Risk-
                                             Tangible           Core              based
                                             Capital     %    Capital     %      Capital    %
                                             --------   ---   -------    ---     -------   ---
                                                              (In Thousands)
Capital under generally
  accepted accounting
  principles                                  $2,706            $2,706            $2,706
General valuation
  allowances                                       -                 -                70
                                            --------           -------          --------
Regulatory capital computed                    2,706     8.5     2,706   8.5       2,776   19.3

Minimum capital requirements                     478     1.5       955   3.0       1,153    8.0
                                            --------     ---   -------   ---     -------   ----

Regulatory capital-excess                     $2,228     7.0    $1,751   5.5      $1,623   11.3
                                              ======     ===    ======   ===      ======   ====


11.  Commitments:

     At June 30, 1996, the Savings Bank had commitments to originate loans totaling $1,026,900. The entire amount was for fixed-rate residential loans. No portion of these loans were disbursed prior to June 30, 1996, and the financial statements do not reflect any liability for such commitments. Management anticipates that all originations will be funded from existing liquidity and normal monthly cash flows. Loan commitments as of June 30, 1995 were $411,000.

12.  Retirement Plan:

     The Corporation has a 401(K) Salary Savings Plan with the Ohio Savings and Loan League. During years ended June 30, 1996, 1995 and 1994, respectively, retirement expense amounted to $12,700, $10,585 and $10,167. The plan covers all employees having completed one year of service and having attained the age of twenty-one. The employee can contribute up to six percent with the employer matching contribution of three percent and a discretionary three percent employer matching contribution.

13.  Federal Income Taxes:

     The Corporation has qualified under provisions of the Internal Revenue Code which permits the Savings Bank to deduct from taxable income an allowance for bad debts based on a percentage of taxable income before such deduction. The Tax Reform Act of 1969 gradually reduced this reduction to 40% for years beginning in 1979. The Tax Reform Act of 1986 reduced this deduction to 8% beginning in 1988.

     Appropriated and unappropriated retained income at June 30, 1996 included earnings of approximately $653,000, representing such bad debt deductions for which no provision for federal income taxes has been made. In the future, if the Savings Bank does not meet the federal income tax requirements necessary to permit it to deduct an allowance for bad debts, the Savings Bank will be subject to federal income tax at the then current corporate rate. Management does not contemplate any action which would cause such cumulative bad debt deduction to be subject to federal income taxes, although it is possible that changes in legislation could, at a future date require recapture of all or part of this bad debt deduction.

     An analysis of income tax expense, setting forth the reasons for the variations from the statutory rate is as follows:

                                                               Year Ended June 30
                                                    ----------------------------------------
                                                      1996            1995            1994
                                                    --------        --------        --------
        Federal income taxes at the statutory
          rate of 34%                               $38,519         $58,876         $93,028
        Bad debt deduction                                -               -         (13,300)
        Other, primarily surtax exemptions          (11,677)        (11,076)         (1,365)
                                                    -------          ------          ------

                                                    $26,842         $47,800         $78,363
                                                    =======         =======         =======

                                                       23.7%           27.6%           28.6%
                                                    =======         =======         =======

     The tax effect of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are as follows:

                                                                    June 30
                                                    ----------------------------------------
                                                      1996            1995            1994
                                                    --------        --------        --------
        Deferred tax assets arising from:
           Loan loss reserve                     $   26,800         $15,000         $13,300
           Deferred loan fees and costs              11,100          15,500          19,700
           Basis of investments                       2,000           2,000           2,000
                                                    -------          ------          ------
        Total deferred tax assets                    39,900          32,500          35,000
                                                  ---------          ------          ------

        Deferred tax liabilities arising from:
           Accrual to cash conversion                32,300          30,300          19,500
           Depreciation                              20,200          20,800          21,700
           FHLB stock                                48,200          42,000          36,600
                                                    -------          ------          ------
                Total deferred tax liabilities     (100,700)        (93,100)        (77,800)
                                                    -------          ------          ------

        Net deferred tax liability               $    60,800        $60,600         $42,800
                                                 ===========        =======         =======


     The Corporation has not recorded a valuation allowance, as the deferred tax assets are presently considered to be realizable based on the level of anticipated future taxable income. Net deferred tax liabilities and federal income tax expense in future years can be significantly affected by changes in enacted tax rates.

     The components of deferred income tax expense (credit) are as follows:

                                                   Year Ended June 30
                                          ------------------------------------
                                            1996         1995         1994
                                          --------     --------     --------

        Loan origination fees          $   4,400     $  4,200      $   5,500
        FHLB stock dividend                6,200        5,400          3,900
        Depreciation                        (600)        (900)           200
        Accrual to cash conversion         2,000       10,800         19,800
        Bad debt reserves and other      (11,800)      (1,700)       (13,300)
                                          ------       ------         ------

                                       $     200      $17,800       $ 16,100
                                       =========      =======       ========


14.  Contingency - SAIF Recapitalization:

     The deposits of savings associations such as the Savings Bank are presently insured by the SAIF, which together with the BIF, are the two insurance funds administered by the FDIC. On November 14, 1995, the FDIC revised the premium schedule for BIF-insured banks to provide a range of .00% to .27% (subject to a $2,000 minimum) of deposits (as compared to the current range of .23% to .31% of deposits for SAIF-insured institutions) due to the BIF achieving its statutory reserve ratio. As a result, BIF members generally pay substantially lower premiums than the SAIF members. It is anticipated that the SAIF will not be adequately recapitalized until 2002, absent a substantial increase in premium rates or the imposition of special assessments or other significant developments, such as a merger of the SAIF and the BIF. As a result of this disparity, SAIF members have been placed at a significant, competitive disadvantage to BIF members due to higher costs for deposit insurance. A recapitalization plan under consideration by the Treasury Department, the FDIC, the OTS and the Congress reportedly provides for a one-time assessment of .80% to .85% to be imposed on all deposits assessed at the SAIF rates in order to recapitalize the SAIF and eliminate the disparity, and an eventual merger of the SAIF and the BIF.

     The Savings Bank currently is unable to predict the likelihood of legislation effecting these changes, although a consensus appears to be developing in this regard. If such an assessment was effected based on deposits as of June 30, 1996, the Savings Bank's pro rata share would amount to approximately $142,000 to $151,000 after taxes, respectively, assuming a 34% tax rate.

15.  Bad Debt Reserve Recapture:

     A bill repealing the thrift bad debt reserve has been signed into law and is effective for taxable years beginning after December 31, 1995. All Savings Banks and Thrifts will be required to account for tax reserves for bad debts in the same manner as banks. Such entities with assets less than $500 million will be required to maintain a moving average expense - based reserve and no longer will be able to calculate a reserve based on a percentage of taxable income.

     Tax reserves accumulated after 1987 will automatically be subject to recapture. The recapture will occur in equal amounts over six years beginning in 1997 and can be deferred up to two years, depending on the level of loans originated.

     As a result of the tax law change, the Corporation is expected to ultimately recapture approximately $32,500 of tax reserves accumulated after 1987, resulting in additional tax payments of $11,000. The recapture of these reserves will not result in any significant income statement effect to the Corporation. Pre-1988 tax reserves will not have to be recaptured unless the Corporation or successor institution liquidates, redeems shares or pays a dividend in excess of earnings and profits.

16.  Plan of Conversion:

     On May 31, 1996, the Corporation's Board of Directors adopted a Plan of Conversion (the "Plan") to convert the Savings Bank from a state chartered mutual savings bank to a state chartered stock savings bank, which will then become a wholly owned subsidiary of a holding company formed in connection with the Conversion. The holding company will issue common stock to be sold in the conversion and will use a portion of the net proceeds thereof which it does not retain to purchase the capital stock of the Savings Bank. The Plan is subject to approval by the regulatory authorities and the members of the Corporation at a special meeting.

     At the time of conversion, the Corporation will establish a liquidation account in an amount equal to its net worth as reflected in its latest balance sheet used in its final conversion Prospectus. The liquidation account will be maintained for the benefit of eligible deposit account holders who continue to maintain their deposit accounts in the Savings Bank after conversion. Only in the event of a complete liquidation will each deposit account holder be entitled to receive a liquidation distribution from the liquidation account in the amount of the then current adjusted subaccount balance for deposit accounts then held before any liquidation distribution may be made with respect to common stock. Dividends paid by the Corporation subsequent to the conversion cannot be paid from this liquidation account.

     The Corporation may not declare or pay a cash dividend on or repurchase any of its common stock if its net worth would thereby be reduced below either the aggregate amount then required for the liquidation account or the minimum regulatory capital requirements imposed by the federal and state regulations.

     Conversion costs of $47,261 have been incurred as of June 30, 1996. If the conversion is ultimately successful, conversion costs will be accounted for as a reduction of the stock proceeds. If the conversion is unsuccessful, conversion costs will be charged to the Savings Bank's operations. The Corporation expects to complete its conversion in the first quarter of the fiscal year ended June 30, 1997.

                                  SIGNATURES

     Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           FOUNDATION BANCORP, INC.


                            By:  Laird L. Lazelle, Chief Executive
                                 Officer (Duly Authorized Representative)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.



    Laird L. Lazelle                               Mardelle Dickhaut
    President and Director                         Director


    Date: September 4, 1996                      Date: September 4, 1996




    Ruth C. Emden                                  Robert E. Levitch
    Director                                       Director

    Date:  September 4, 1996                     Date:  September 4, 1996




    Michael S. Schwartz                            Paul L. Silverglade
    Director                                       Director

    Date:  September 4, 1996                     Date:  September 4, 1996




    Ivan J. Silverman
    Director

    Date:  September 4, 1996