Form 10QSB
period 1996-09-30
FOUNDATION BANCORP
filed 1996-11-12
CIK 1012775

FORM 10-QSB

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________ to _________________

                        Commission file number: 0-21297

                           Foundation Bancorp, Inc.
            ------------------------------------------------------
            (Exact name of Registrant as specified in its charter)

                                     Ohio
            ------------------------------------------------------
        (State or other jurisdiction of incorporation or organization)

                                  31-1465239
            ------------------------------------------------------
                    (I.R.S. Employer Identification Number)

                   25 Garfield Place, Cincinnati, Ohio 45202
            ------------------------------------------------------
              (Address of principal executive offices) (zip Code)

Registrant's telephone number, including area code:              (513) 721-0120

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                       ___ Yes        _X_ No

State the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date.

Common shares, no par value          Outstanding at September 30, 1996:  462,875

                           FOUNDATION BANCORP, INC.
                                  FORM 1O-QSB
                       QUARTER ENDED SEPTEMBER 30, 1996


                        Part l - Financial Information

Item 1 - Financial Statements

Interim financial information required by Regulation 210.10 - 01 of Regulation S - X is included in this Form 10-QSB as referenced below:


        Consolidated Statements of Financial Condition..................3

        Consolidated Statements of Earnings.............................4

        Condensed Consolidated Statements of Cash Flows.................5

        Notes to Consolidated Financial Statements......................6



Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations..................8

                           FOUNDATION BANCORP, INC.
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                           September 30,       June 30,
                                                               1996              1996
                                                            (Unaudited)
ASSETS
Cash and due from banks                                     $     98,605    $    61,081
Interest-bearing deposits in other financial institutions      3,571,989      1,111,408
                                                            ------------    -----------
       Cash and cash equivalents                               3,670,594      1,172,489

Investment securities - at amortized cost,
  approximate market value of
  $900,458 and $900,635 at September 30,
  1996 and June 30, 1996, respectively                           899,687        899,687
Mortgage-backed securities - at cost,
  approximate market value of $4,385,083
  and $4,553,889 at September 30,
  1996 and June 30, 1996, respectively                         4,500,716      4,640,509
Loans receivable - net                                        24,759,832     23,266,664
Office premises and equipment - at depreciated cost              309,304        313,281
Federal Home Loan Bank Stock - at cost                           278,800        278,800
Accrued interest receivable on loans                              89,873         99,150
Accrued interest receivable on mortgage-backed securities         35,060         36,817
Accrued interest receivable on investments and
  interest-bearing deposits                                       23,992         14,198
Prepaid expenses and other assets                                106,891        113,560
                                                            ------------    -----------

       TOTAL ASSETS                                         $ 34,674,749    $30,835,155
                                                            ============    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                                    $ 26,515,111    $26,950,784
Advances from Federal Home Loan Bank                             807,593        824,847
Advances by borrowers for taxes, insurance and other             156,008         70,179
Other liabilities                                                470,821        135,985
Deferred federal income taxes                                     60,800         60,800
                                                            ------------    -----------

       TOTAL LIABILITIES                                      28,010,333     28,042,595

Shareholders' equity
  Common shares - 2,000,000, no par value, authorized;
    462,875 shares issued and outstanding                        462,875           --
  Additional paid-in capital                                   3,878,251           --
  Unallocated shares held by Employee Stock Ownership           (370,300)          --
    Plan
  Retained earnings - substantially restricted                 2,693,590      2,792,560
                                                            ------------    -----------


       TOTAL SHAREHOLDERS' EQUITY                              6,664,416      2,792,560

       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $ 34,674,749    $30,835,155
                                                            ============    ===========



                           FOUNDATION BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF EARNINGS

                                                           Three months ended September 30,
                                                                      (Unaudited)

                                                                    1996         1995
                                                                  --------     --------
Interest income
  Loans                                                          $ 485,076    $ 446,583
  Mortgage-backed securities                                        69,820       80,294
  Investment securities                                             19,754       19,259
  Interest-bearing deposits and other                               30,737       46,165
                                                                 ---------    ---------
      Total interest income                                        605,387      592,301

Interest expense
  Deposits                                                         379,073      387,872
  Borrowings                                                        11,295       15,752
                                                                 ---------    ---------
      Total interest expense                                       390,368      403,624

      Net interest income before provision for losses on loans     215,019      188,677

Provision for losses on loans                                       (6,000)      (3,000)
                                                                 ---------    ---------

      Net interest income after provision for losses on loans      209,019      185,677

Other operating income                                              14,304       13,370
                                                                 ---------    ---------

General, administrative and other expense
  Employee compensation and benefits                               121,876       82,483
  Occupancy and equipment                                           20,608       19,512
  Federal deposit insurance premiums                               184,267       14,555
  Franchise taxes                                                    8,969        8,117
  Data processing                                                    8,562        6,043
  Other                                                             24,698       25,168
                                                                 ---------    ---------
      Total general, administrative and other expense              368,980      155,878
                                                                 ---------    ---------

      Income (loss) before income taxes                           (145,657)      43,169

Provision (benefit) for federal income taxes                        46,688      (13,814)
                                                                 ---------    ---------

      NET EARNINGS (LOSS)                                        ($ 98,969)   $  29,355
                                                                 =========    =========

      EARNINGS (LOSS) PER SHARE                                  ($   0.23)




                           FOUNDATION BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                          For the three months ended
                          September 30, 1996 and 1995

                                                                      1996          1995
                                                                    --------      --------
                                                                          (Unaudited)
Cash flows provided by (used in) operating activities:
  Net earnings (loss) for the period                            $   (98,969)   $    29,355
  Adjustments to reconcile net earnings (loss) to net cash
    provided by (used in) operating activities:
    Amortization of deferred loan origination fees                   (3,178)        (4,264)
    Provision for losses on loans                                     6,000          3,000
    Depreciation and amortization                                     4,718          3,987
    Federal Home Loan Bank stock dividends                           (4,900)        (4,500)
    Deferred loan fees (costs)                                       (1,198)        (4,507)
    Amortization of premiums and discounts on mortgage-backed         3,839          6,993
      securities
  Effects of changes in operating assets and liabilities:
    Accrued interest receivable                                       6,141         10,991
    Refundable income tax                                           (46,688)        13,814
    Prepaid expenses and other assets                                 6,095         (1,691)
    Accrued expenses                                                195,421          4,677
                                                                -----------    -----------

        Net cash provided by operating activities                    67,281         57,855
                                                                -----------    -----------

Cash flows provided by (used in) investing activities:
  Principal repayments on mortgage-backed securities                135,955        202,022
  Principal repayments on loans                                     827,458      1,063,833
  Loan disbursements                                             (2,322,250)    (2,007,553)
  Purchase of office equipment                                         (742)          -
                                                                -----------    -----------
        Net cash provided by (used in) investing activities      (1,359,579)      (741,698)
                                                                -----------    -----------

Cash flows provided by (used in) financing activities:
  Net increase  (decrease) in deposit accounts                     (435,673)        66,533
  Repayment of FHLB advances                                        (17,255)      (316,345)
  Net increase(decrease) in advances by borrowers for taxes,
    insurance and other                                              85,829         79,065
  Proceeds from issuance of common shares                         4,157,502           -
                                                                -----------    -----------
        Net cash provided by (used in) financing activities       3,790,403       (170,747)
                                                                -----------    -----------

Net increase (decrease) in cash and cash equivalents              2,498,105       (854,590)

Cash and cash equivalents at beginning of period                  1,172,489      3,942,980
                                                                -----------    -----------

Cash and cash equivalents at end of period                      $ 3,670,594    $ 3,088,390
                                                                ===========    ===========

Supplemental disclosure of cash flow information:
  Cash paid during the year for interest on deposits and        $   386,793    $   402,100
  borrowings




                           FOUNDATION BANCORP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          For the three months ended
                          September 30, 1996 and 1995


     In May, 1996, the Board of Directors of Foundation Savings Bank ("Foundation") adopted a Plan of Conversion (the "Plan") providing for the conversion of Foundation to the stock form of organization (the "Conversion"). In connection with the Conversion, Foundation formed a holding company, Foundation Bancorp, Inc. (the "Company"). On September 25, 1996, Foundation completed the Conversion, in connection with which Foundation issued all of its outstanding shares to the Company and the Company issued 462,875 common shares in a subscription offering and a community offering at a price of $10.00 per share which, after consideration of offering expenses totaling $287,624 and shares purchased by employee benefit plans totaling $370,300, resulted in net cash proceeds of $3,970,826. The financial statements for the periods prior to September 25, 1996, are those of Foundation prior to the Conversion.

1. Basis of Presentation

     The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three months ended September 30, 1996 and 1995, are not necessarily indicative of the results which may be expected for an entire fiscal year.

2. Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of the Company and Foundation. All significant intercompany items have been eliminated.

3. Earnings Per Share

     Earnings per share for the three month period ended September 30, 1996, is computed based upon 425,845 weighted-average shares outstanding, which gives effect to a reduction for the 37,030 unallocated shares held by the Foundation Bancorp, Inc. Employee Stock Ownership Plan (the "ESOP") in accordance with Statement of Position 93-6. Earnings per share for the three months ended September 30, 1995, is not applicable as the Company completed the Conversion in September, 1996.

                           FOUNDATION BANCORP, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                          For the three months ended
                          September 30, 1996 and 1995

4. Effects of Recent Accounting Pronouncements

     In November 1993, the American Institute of Certified Public Accountants ("AICPA") issued SOP 93-6, "Employers' Accounting for Employee Stock Ownership Plans," which is effective for fiscal years beginning after December 15, 1993. SOP 93-6 became applicable to Foundation for its fiscal year which began July 1, 1996. SOP 93-6 will, among other things, change the measure of compensation expense recorded by employers for leveraged ESOPs from the cost of ESOP shares to the fair value of ESOP shares. Under SOP 93-6, the Company will recognize compensation cost equal to the fair value of the ESOP shares during the periods in which they become committed to be released. To the extent that the fair value of the ESOP shares differs from the cost of such shares, this differential will be charged or credited to equity. Employers with internally leveraged ESOPs, such as the Company, will not report the loan receivable from the ESOP as an asset and will not report the ESOP debt from the employer as a liability.

     In May 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 122, "Accounting for Mortgage Servicing Rights." SFAS No. 122 requires that a mortgage banking enterprise recognize as separate assets rights to service mortgage loans for others, however those servicing rights are acquired. A mortgage banking enterprise that acquires mortgage servicing rights through either the purchase or origination of mortgage loans and sells or securitizes those loans with servicing rights retained would allocate the total cost of the mortgage loans to the mortgage servicing rights and the loans based on their relative fair value. SFAS No. 122 is effective for fiscal years beginning after December 15, 1995. Management does not expect an impact from the adoption of SFAS No. 122.

     In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," establishing financial accounting and reporting standards for stock-based employee compensation plans. SFAS No. 123 encourages all entities to adopt a new method of accounting to measure the compensation cost of all employee stock compensation plans based on the estimated fair value of awards at the date they are granted. Companies are, however, allowed to continue to measure compensation costs for those plans using the intrinsic value based method of accounting, which generally does not result in compensation expense recognition for most plans. Companies that elect to retain their existing accounting method are required to disclose in a footnote to the financial statements pro forma net income and, if presented, earnings per share, as if SFAS No. 123 had been adopted. The accounting requirements of SFAS No. 123 are effective for transactions entered into during fiscal years that begin after December 15, 1995. Companies are required, however, to disclose information for awards granted in their first fiscal year ending after December 15, 1994. Management has not completed an analysis of the potential effects of SFAS No. 123 on its financial condition or results of operations.

     In June 1996, the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which established accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. The standards are based on a consistent application of a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred and ceases recognizing financial assets when control has been surrendered and ceases recognizing liabilities when they have been extinguished. SFAS No. 125 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 125 supersedes SFAS No. 122. SFAS No. 125 is effective for transactions occurring after December 31, 1996. Management does not expect an impact from adoption of SFAS No. 125.

                           FOUNDATION BANCORP, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Financial Condition

     At September 30, 1996, the Company's assets totaled $34.7 million, an increase of $3.8 million, or 12.5%, compared to June 30, 1996, totals. Cash and equivalents increased $2.5 million, or 213.1%, as a result of the Conversion. Mortgage-backed securities decreased $139,793, or 3.0%, at September 30, 1996, compared to September 30, 1995, as a result of monthly repayments, and mortgage loans increased $1.5 million, or 6.4%, as a result of continuing loan production. Deposits at September 30, 1996, decreased $435,673, or 1.6%, compared to September 30, 1995, primarily as a result of depositors withdrawing funds to purchase stock in the Conversion. FHLB advances decreased $17,254, or 2.1%, as a result of scheduled monthly payments. Shareholders' equity increased $3.9 million, or 138.6%, as a result of net Conversion proceeds of $4.3 million, which were offset somewhat by the ESOP stock purchase of $370,300 and the Company's net loss of $98,969 for the three months ended September 30, 1996.

     The Office of Thrift Supervision has three minimum regulatory capital standards for savings associations. At September 30, 1996, Foundation's capital substantially exceeded each of the requirements. The following is a summary of Foundation's approximate regulatory capital position, in dollars and as a percentage of regulatory assets at September 30, 1996:


                                 ACTUAL                   REQUIRED                  EXCESS
                                                  (Dollars in Thousands)
Tangible Capital          $5,300      15.3%          $ 500      1.5%          $4,800     13.8%
Core Capital              $5,300      15.3%         $1,000      3.0%          $4,300     12.3%
Risk-based Capital        $5,400      33.4%         $1,300      8.0%          $4,100     25.4%

Comparison of Operating Results For the Three Months Ended September 30, 1996 and 1995

     The Company recorded a net loss of $98,969 for the quarter ended September 30, 1996, compared to net earnings of $29,355 for the same period of fiscal 1995. This was primarily the result of the SAIF recapitalization assessment of $168,364.

     Net interest income for the three months ended September 30, 1996, increased $26,342, or 14.0%, compared to the three months ended September 30, 1995. This was the result of an increase of $13,086, or 2.2%, in total interest income and a decrease of $13,256, or 3.3%, in total interest expense. The increase in total interest income resulted principally from an increase of $38,493, or 8.6%, in interest earned on loans, due to a larger portfolio balance, offset by a decrease of $10,474, or 13.0%, in interest earned on mortgage-backed securities, due to lower portfolio balances, and a decrease of $15,248, or 33.4%, in interest earned on interest-bearing deposits, resulting from lower yields on lower average portfolio balances.

     The decrease in total interest expense was the result of a decrease of $8,799, or 2.3%, in interest expense on deposits, due to lower average rates paid on deposits, and a decrease of $4,457, or 28.3%, in interest expense on borrowings, resulting from lower balances owed.

     The provision for losses on loans increased $3,000, or 100.0%, for the three months ended September 30, 1996, compared to the same period in 1995, due to increased loan production and the related inherent risk in lending. The increase in the provision for losses on loans resulted in an increase of $23,342, or 12.6%, in the net interest margin.

     General, administrative and other expense increased $213,102, or 136.7%, for the three months ended September 30, 1996, compared to the same period in 1995, due principally to an increase of $169,712, or 1166.0%, in federal deposit insurance premiums, as a result of the SAIF recapitalization assessment. Employer compensation and benefits expense increased by $39,393, or 47.8%, for the quarter ended September 30, 1996, compared to the quarter ended September 30, 1995, primarily as a result of the ESOP accruals for the quarter. Occupancy and equipment expense increased $1,096, or 5.6%, for the three months ended September 30, 1996, compared to the same period in 1995, due to higher utilities and depreciation and an increase of $2,519, or 41.7%, in computer costs, resulting from a credit received for a processing error in 1995.

     Federal income taxes decreased $60,502, or 438.0%, for the quarter ended June 30, 1996, compared to the quarter ended June 30, 1995, as a result of the operating loss in the first quarter of fiscal 1997.

                           FOUNDATION BANCORP, INC.
                                    10-QSB
                                    PART II


                               OTHER INFORMATION


ITEM 1.        LEGAL PROCEEDINGS

               Not applicable


ITEM 2.        CHANGES IN SECURITIES

               Not applicable

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

               Not applicable


ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               None


ITEM 5.        OTHER INFORMATION

               None


ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

               Exhibit 27.  Financial Data Schedule

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:   November 7, 1996            Laird L. Lazelle
                                    President




Date:   November 7, 1996            Dianne K. Rabe
                                    Treasurer