Form 10QSB
period 1996-12-31
FOUNDATION BANCORP
filed 1997-02-12
CIK 1012775

FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   (Mark One)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended DECEMBER 31, 1996

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ____________ to _________________

                         Commission file number: 0-21297

                            Foundation Bancorp, Inc.
            _______________________________________________________
             (Exact name of Registrant as specified in its charter)

                                      Ohio
         _______________________________________________________________
         (State or other jurisdiction of incorporation or organization)

                                   31-1465239
            _______________________________________________________
                     (I.R.S. Employer Identification Number)


                    25 Garfield Place, Cincinnati, Ohio   45202
            _______________________________________________________
               (Address of principal executive offices) (Zip Code)

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
                         __X__ Yes             _____ No

State the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date.

Common shares, no par value           Outstanding at December 31, 1996:  462,875

                            FOUNDATION BANCORP, INC.
                                   FORM 1O-QSB
                         QUARTER ENDED DECEMBER 31, 1996


                         Part l - Financial Information


Item 1 - Financial Statements

Interim financial information required by Regulation 210.10 - 01 of Regulation S-X is included in this Form 10-QSB as referenced below:


         Consolidated Statements of Financial Condition...................3

         Consolidated Statements of Earnings..............................4

         Condensed Consolidated Statements of Cash Flows..................5

         Notes to Consolidated Financial Statements.......................6

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations....................8


                            FOUNDATION BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                              December 31,           June 30,
                                                                                 1996                  1996
                                                                              ------------           --------
                                                                              (Unaudited)
ASSETS
Cash and due from banks                                                      $    167,296        $     61,081
Interest-bearing deposits in other financial institutions                       3,043,344           1,111,408
                                                                             ------------        ------------
        Cash and cash equivalents                                               3,210,640           1,172,489

Investment securities - at amortized cost, approximate market value of
  $900,458 and $900,635 at December 31, 1996 and June 30, 1996,
  respectively                                                                    899,687             899,687
Mortgage-backed securities - at cost, approximate market value of
  $4,385,083 and $4,553,889 at December 31, 1996 and June 30, 1996,
  respectively                                                                  4,411,476           4,640,509
Loans receivable - net                                                         24,750,617          23,266,664
Office premises and equipment - at depreciated cost                               307,453             313,281
Federal Home Loan Bank Stock - at cost                                            283,700             278,800
Accrued interest receivable on loans                                               80,729              99,150
Accrued interest receivable on mortgage-backed securities                          33,979              36,817
Accrued interest receivable on investments and interest-bearing
  deposits                                                                         18,481              14,198
Prepaid expenses and other assets                                                  58,166             113,560
                                                                             ------------        ------------

        TOTAL ASSETS                                                         $ 34,054,928        $ 30,835,155
                                                                             ============        ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                                                     $ 26,053,272        $ 26,950,784
Advances from Federal Home Loan Bank                                              790,102             824,847
Advances by borrowers for taxes, insurance and other                              256,937              70,179
Other liabilities                                                                 103,766             135,985
Deferred federal income taxes                                                      60,800              60,800
                                                                             ------------        ------------

        TOTAL LIABILITIES                                                      27,264,877          28,042,595

Shareholders' equity
  Common shares - 2,000,000, no par value, authorized; 462,875
    shares issued and outstanding                                                    --                  --
  Additional paid-in capital                                                    4,341,126                --
  Unallocated shares held by Employee Stock Ownership Plan                       (311,781)               --
  Retained earnings - substantially restricted                                  2,760,706           2,792,560
                                                                             ------------        ------------


        TOTAL SHAREHOLDERS' EQUITY                                              6,790,051           2,792,560
                                                                             ------------        ------------

        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $ 34,054,928        $ 30,835,155
                                                                             ============        ============



                            FOUNDATION BANCORP, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS

                                                             Three months ended                     Six months ended
                                                                 December 31,                          December 31,
                                                          -------------------------             -------------------------
                                                           1996               1995               1996               1995
                                                          ------             ------             ------             ------
Interest income                                                                    (Unaudited)
   Loans                                              $   507,637        $   449,497        $   992,713        $   896,080
   Mortgage-backed securities                              66,047             80,543            135,867            160,837
   Investment securities                                   20,107             17,430             39,861             36,688
   Interest-bearing deposits and other                     46,362             48,493             77,100             94,658
                                                      -----------        -----------        -----------        -----------
       Total interest income                              640,153            595,963          1,245,541          1,188,263

Interest expense
   Deposits                                               360,519            394,192            739,593            782,064
   Federal Home Loan Bank advances                         11,060             11,982             22,355             27,734
                                                      -----------        -----------        -----------        -----------
       Total interest expense                             371,579            406,174            761,948            809,798
                                                      -----------        -----------        -----------        -----------

       Net interest income before provision for
         losses on loans                                  268,574            189,789            483,593            378,465

Provision for losses on loans                              (3,000)            (3,000)            (9,000)            (6,000)
                                                      -----------        -----------        -----------        -----------

       Net interest income after provision for
         losses on loans                                  265,574            186,789            474,593            372,465

Other operating income                                     18,286             17,128             32,590             30,498

General, administrative and other expense
   Employee compensation and benefits                     109,669             87,243            231,545            169,726
   Occupancy and equipment                                 19,914             20,220             40,522             39,732
   Federal deposit insurance premiums                      12,000             15,820            196,267             30,375
   Franchise taxes                                          8,969              8,118             17,938             16,235
   Data processing                                          7,832              8,219             16,394             14,262
   Other                                                   25,835             23,534             50,533             48,701
                                                      -----------        -----------        -----------        -----------
       Total general, administrative and other
         expense                                          184,219            163,154            553,199            319,031
                                                      -----------        -----------        -----------        -----------

       Income (loss) before income taxes                   99,641             40,763            (46,016)            83,932

Provision (benefit) for federal income taxes              (32,525)           (12,900)            14,163            (26,714)
                                                      -----------        -----------        -----------        -----------

       NET EARNINGS (LOSS)                            $    67,116        $    27,863        ($   31,853)       $    57,218
                                                      ===========        ===========        ===========        ===========

       EARNINGS (LOSS) PER SHARE                      $      0.16                           ($     0.07)
                                                      ===========                           ===========



                            FOUNDATION BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      For the six months ended December 31,

                                                                                    1996               1995
                                                                                   ------             ------
                                                                                          (Unaudited)
Cash flows provided by (used in) operating activities:
   Net earnings (loss) for the period                                         $   (31,853)       $    57,218
   Adjustments to reconcile net earnings (loss) to net cash
     provided by (used in) operating activities:
     Gain on sale of loans                                                         (3,710)              --
     Depreciation and amortization                                                  9,055              8,023
     Amortization of premiums and discounts on mortgage-backed
           securities                                                               8,801              8,163
     ESOP allocation                                                               58,519               --
     Federal Home Loan Bank stock dividends                                        (4,900)            (9,100)
     Provision for losses on loans                                                  9,000              6,000
     Amortization of deferred loan origination fees                                (3,742)            (5,477)
     Deferred loan fees (costs) originated                                         (8,682)           (17,624)
   Effects of changes in operating assets and liabilities:
     Accrued interest receivable                                                   16,976             (1,300)
     Refundable income tax                                                        (28,950)            31,927
     Prepaid expenses and other assets                                             37,083             34,724
     Accrued expenses                                                             (32,219)            (9,288)
                                                                              -----------        -----------

         Net cash provided by operating activities                                 25,378            103,266
                                                                              -----------        -----------

Cash flows provided by (used in) investing activities:
   Purchase of mortgage-backed securities                                         (97,900)              --
   Principal repayments on mortgage-backed securities                             318,222            381,703
   Maturities of investment securities                                               --              150,000
   Loan disbursements                                                          (3,910,905)        (3,735,553)
   Principal repayments on loans                                                1,860,036          2,026,771
   Proceeds from sales of loans                                                   574,050               --
   Purchase of property and equipment                                              (3,228)            (5,802)
                                                                              -----------        -----------

         Net cash provided by (used in) investing activities                   (1,259,815)        (1,182,881)
                                                                              -----------        -----------

Cash flows provided by (used in) financing activities:
   Net increase  (decrease) in deposit accounts                                  (897,512)           262,150
   Repayment of FHLB advances                                                     (34,745)          (332,913)
   Net increase(decrease) in advances by borrowers for taxes, insurance
     and other                                                                    186,758            173,538
   Proceeds from issuance of common shares                                      4,018,087               --
                                                                              -----------        -----------

         Net cash provided by (used in) financing activities                    3,272,558            102,775
                                                                              -----------        -----------

Net increase (decrease) in cash and cash equivalents                            2,038,151           (976,840)

Cash and cash equivalents at beginning of period                                1,172,489          3,942,980
                                                                              -----------        -----------

Cash and cash equivalents at end of period                                    $ 3,210,640        $ 2,966,140
                                                                              ===========        ===========

                            FOUNDATION BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            For the six months ended
                           December 31, 1996 and 1995


         In May 1996, the Board of Directors of Foundation Savings Bank ("Foundation") adopted a Plan of Conversion (the "Plan") providing for the conversion of Foundation from the mutual form of organization to the stock form (the "Conversion"). In connection with the Conversion, Foundation formed a holding company, Foundation Bancorp, Inc. (the "Company"). On September 25, 1996, Foundation completed the Conversion, in connection with which Foundation issued all of its outstanding shares to the Company and the Company issued 462,875 common shares in a subscription offering and a community offering at a price of $10.00 per share which, after consideration of offering expenses totaling $287,624 and shares purchased by employee benefit plans totaling $370,300, resulted in net cash proceeds of $3,970,826. The financial statements for the periods prior to September 25, 1996, are those of Foundation prior to the Conversion.

1.       BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the six months ended December 31, 1996 and 1995, are not necessarily indicative of the results which may be expected for an entire fiscal year.

2.       PRINCIPLES OF CONSOLIDATION

         The accompanying consolidated financial statements include the accounts of the Company and Foundation. All significant intercompany items have been eliminated.

3.       EARNINGS PER SHARE

         Earnings per share for the six month period ended December 31, 1996, is computed based upon 431,190 weighted average shares outstanding, which gives effect to a reduction for the 31,685 unallocated shares held by the Foundation Bancorp, Inc. Employee Stock Ownership Plan (the "ESOP"), in accordance with Statement of Position 93-6 ("SOP 93-6") issued by the American Institute of Certified Public Accountants. Because the Conversion was completed in September, 1996, earnings per share for the six months ended December 31, 1995, cannot be computed.

                            FOUNDATION BANCORP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
               For the six months ended December 31, 1996 and 1995


4.       EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS

         SOP 93-6, "Employers' Accounting for Employee Stock Ownership Plans," was issued in November 1993. SOP 93-6, which is effective for fiscal years beginning after December 15, 1993. SOP 93-6 became applicable to Foundation for its fiscal year which began July 1, 1996. SOP 93-6 will, among other things, change the measure of compensation expense recorded by employers for leveraged ESOPs from the cost of ESOP shares to the fair value of ESOP shares. Under SOP 93-6, the Company will recognize compensation cost equal to the fair value of the ESOP shares during the periods in which they become committed to be released. To the extent that the fair value of the ESOP shares differs from the cost of such shares, the differential will be charged or credited to equity. Employers with internally leveraged ESOPs, such as the Company, will not report the loan receivable from the ESOP as an asset and will not report the ESOP debt from the employer as a liability.

         In October 1995, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," establishing financial accounting and reporting standards for stock-based employee compensation plans. SFAS No. 123 encourages all entities to adopt a new method of accounting to measure the compensation cost of all employee stock compensation plans based on the estimated fair value of awards at the date they are granted. Companies are, however, allowed to continue to measure compensation costs for those plans using the intrinsic value based method of accounting, which generally does not result in compensation expense recognition for most plans. Companies that elect to retain their existing accounting method are required to disclose in a footnote to the financial statements pro forma net income and, if presented, earnings per share, as if SFAS No. 123 had been adopted. The accounting requirements of SFAS No. 123 are effective for transactions entered into during fiscal years that begin after December 15, 1995. Companies are required, however, to disclose information for awards granted in their first fiscal year ending after December 15, 1994. Management has not completed an analysis of the potential effects of SFAS No. 123 on its financial condition or results of operations.

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

                            FOUNDATION BANCORP, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

DISCUSSION OF FINANCIAL CONDITION AT DECEMBER 31, 1996

         At December 31, 1996, the Company's assets totaled $34.1 million, an increase of $3.2 million, or 10.4%, over the $30.9 million total at June 30, 1996. The increase in assets was funded by an increase of $4.0 million, or 143.1%, in shareholders' equity, resulting from the sale of common shares in connection with the Conversion. Cash and equivalents equaled $3.2 million at December 31, 1996, an increase of $2.0 million, or 173.8 %, over the $1.2 million at June 30, 1996. The increase in cash and equivalents was also a result of the sale of common shares in connection with the Conversion. Mortgage-backed securities were $229,033 less at December 31, 1996, than at June 30, 1996, a decrease of 4.9%, as the result of repayments during the six month period. Loans receivable were $24.8 million at December 31, 1996, an increase of $1.5 million, or 6.4 %, over the June 30, 1996, total, as loan demand remained strong and payoffs decreased.

         Total deposits were $897,512 less at December 31, 1996, than at June 30, 1996, a decrease of 3.3%, as deposited funds were used to purchase common shares in the Conversion and retirement accounts sought higher yields in mutual funds. Advances from the Federal Home Loan Bank decreased $34,745, or 4.2%, between June 30 and December 31, 1996, due to scheduled repayments. An increase of $186,758, or 266.1%, in the balance of advances by borrowers for taxes, insurance and other items at December 31, 1996, compared to June 30, 1996, resulted from a greater number of accounts at December 31, 1996, and timing differences on the payment of real estate taxes and insurance.

         The Office of Thrift Supervision has three minimum regulatory capital standards for savings associations. At December 31, 1996, Foundation's capital substantially exceeded each of the requirements. The following is a summary of Foundation's approximate regulatory capital position, in dollars and as a percentage of regulatory assets, at December 31, 1996:


                                                                            Excess of actual
                                                                          capital over current
                            Actual Capital       Current Requirement          requirement
                         -------------------     -------------------      --------------------
                         Amount      Percent      Amount     Percent      Amount      Percent
                         ------      -------      ------     -------      ------      -------
                                                (Dollars in thousands)
Tangible capital         $5,407       15.8%       $  511       1.5%       $4,896       14.3%
Core capital             $5,407       15.8%       $1,022       3.0%       $4,385       12.8%
Risk-based capital       $5,527       34.4%       $1,284       8.0%       $4,243       26.4%


                            FOUNDATION BANCORP, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)

COMPARISON OF RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED DECEMBER 31, 1996 AND 1995

GENERAL

         The Company recorded a net loss of $31,853 for the six months ended December 31, 1996, compared to net earnings of $57,218 for the same period of 1995, primarily as a result of the one-time assessment of $168,364 imposed on Foundation by the Federal Deposit Insurance Corporation in September 1996 as part of legislation to recapitalize the Savings Association Insurance Fund (the "SAIF").

NET INTEREST INCOME

         Net interest income after provision for losses on loans for the six months ended December 31, 1996, increased $102,128, or 27.8%, compared to the same period in 1995. This was the result of an increase of $57,278, or 4.8%, in total interest income and a decrease of $47,850, or 5.9%, in total interest expense. The increase in total interest income resulted principally from an increase of $96,633, or 10.8%, in interest earned on loans, due to a larger loan portfolio, offset by a decrease of $24,970, or 15.5%, in interest on mortgage-backed securities, due to a smaller portfolio of such securities and higher premium expense due to increased amortization, and a decrease of $17,558, or 18.5%, in interest-bearing deposits, resulting from lower yields on lower portfolio balances. Interest expense on deposits decreased $42,471, or 5.4%, for the six months ended December 31, 1996, compared to the same period in 1995, due to lower average rates paid on lower average portfolio balances. Interest expense on advances from the Federal Home Loan Bank (the "FHLB") decreased $5,379, or 19.4%, during the six months ended December 31, 1996, compared to the same period in 1995, due to lower balances resulting from scheduled payments.

PROVISION FOR LOSSES ON LOANS

         The provision for losses on loans increased $3,000, or 50.0%, for the six months ended December 31, 1996, compared to the same period in 1995, as a result of increased lending activity and a larger loan portfolio. The loan loss allowance totaled $120,146 at December 31, 1996.

OTHER OPERATING INCOME

         Other operating income increased $2,092, or 6.9%, for the six months ended December 31, 1996, compared to the six months ended December 31, 1995, primarily due to gains on sales of loans totaling $3,710.

                            FOUNDATION BANCORP, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)


GENERAL, ADMINISTRATIVE AND OTHER EXPENSE

         General, administrative and other expense for the six months ended December 31, 1996, increased $234,168, or 73.4%, compared to the six months ended December 31, 1995, primarily due to the SAIF recapitalization assessment paid in September 1996 and expense related to the ESOP. Employee compensation and benefits increased $61,819, or 36.4%, primarily due to the ESOP expense and increased commissions on increased loans closed. Federal deposit insurance premiums increased $165,892, or 546.1%, as a result of the SAIF recapitalization assessment. Federal income taxes decreased $40,877, or 153.0%, for the six months ended December 31, 1996, compared to the same period in 1995, as a result of the operating loss.


COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995

GENERAL

         The Company recorded net earnings of $67,116 for the three months ended December 31, 1996, an increase of $39,253, or 140.9%, compared to the three months ended December 31, 1995, resulting from an increase of $78,785, or 41.5%, in net interest income after the provision for losses on loans, partially offset by an increase of $21,065, or 12.9% in general, administrative, and other expense.

NET INTEREST INCOME

         Net interest income after the provision for losses on loans for the three months ended December 31, 1996, increased $78,785, or 42.2%, compared to the same period in 1995, the result of an increase of $44,190, or 7.4%, in total interest income and a decrease of $34,595, or 8.5%, in net interest expense. Interest income on loans increased $58,140, or 12.9%, due to higher portfolio balances. Interest income on investment securities increased $2,677, or 15.4%, due to higher yields. The increases in interest income for the three month period were partially offset by a decrease of $14,496, or 18.0%, in interest income on mortgage-backed securities, as the result of lower average portfolio balances and higher premium expense due to increased amortization, and a decrease of $2,131, or 4.4%, in interest income on interest-bearing deposits. Interest expense on deposits decreased $33,673, or 8.5%, due to lower rates paid on lower average portfolio balances. Interest expense on advances from the FHLB decreased $922, or 7.7%, due to lower balances resulting from scheduled repayments.

OTHER OPERATING INCOME

         Other operating income for the three months ended December 31, 1996, increased $1,158, or 6.8%, compared to the same period of 1995, primarily due to increased gains on loan sales.

                            FOUNDATION BANCORP, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (Continued)


GENERAL, ADMINISTRATIVE AND OTHER EXPENSE

         General, administrative and other expense, for the three months ended December 31, 1996, increased $21,065, or 12.9%, compared to the same period in 1995. Employee compensation and benefits increased $22,426, or 25.7%, as the result of the ESOP expense and higher commission expense resulting from increased loan closings. Federal deposit insurance premiums decreased $3,820, or 24.1%, due to a rebate totaling $3,390 resulting from the SAIF recapitalization. Other expenses increased $2,301, or 9.8%, primarily due to professional services in connection with Securities and Exchange Commission filings. Federal income taxes increased $19,625, or 152.1%, due to higher earnings.

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





Date:    February 11, 1997          Laird L. Lazelle
                                    President




Date:    February 11, 1997          Dianne K. Rabe
                                    Treasurer