Form 10QSB
period 1997-03-31
FOUNDATION BANCORP
filed 1997-05-02
CIK 1012775

FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _______________to_______________

                         Commission file number: 0-21297

                            Foundation Bancorp, Inc.
        _________________________________________________________________
        (Exact name of small business issuer as specified in its charter)


                                      Ohio
        _________________________________________________________________
         (State or other jurisdiction of incorporation or organization)


                                   31-1465239
        _________________________________________________________________
                     (I.R.S. Employer Identification Number)


                    25 Garfield Place, Cincinnati, Ohio 45202
        _________________________________________________________________
               (Address of principal executive offices) (zipcode)


                                 (513) 721-0120
        _________________________________________________________________
                           (Issuer's telephone number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                            [X] Yes           [ ] No


State the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date:


Common shares, no par value               Outstanding at March 31, 1997: 462,875

                            FOUNDATION BANCORP, INC.
                                   FORM 10-QSB
                          QUARTER ENDED MARCH 31, 1997


                         Part I - Financial Information


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


        Consolidated Statements of Financial Condition..................3

        Consolidated Statements of Earnings.............................4

        Condensed Consolidated Statements of Cash Flows.................5

        Notes to Consolidated Financial Statements......................6


        Item 2 - Management's Discussion and Analysis of
                 Financial Condition and Results of Operations..........8


                            FOUNDATION BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION



                                                                                March 31,        June 30,
                                                                                  1997             1996
                                                                              -------------    -------------
                                                                               (Unaudited)

ASSETS

Cash and due from banks                                                      $    113,634      $    61,081
Interest-bearing deposits in other financial institutions                       4,959,409        1,111,408
                                                                             ------------      -----------
                       Cash and cash equivalents                                5,073,043        1,172,489

Investment securities-at amortized cost, approximate market
   value of $648,125 and $900,635 at March 31, 1997, and
   June 30, 1996, respectively                                                    649,688          899,687
Mortgage-backed securities-at cost, approximate market value of
        $4,173,924 and $4,553,889 at March 31, 1997, and June 30,
        1996, respectively                                                      4,293,277        4,640,509
Loans receivable-net                                                           24,524,955       23,266,664
Office premises and equipment-at depreciated cost                                 303,193          313,281
Federal Home Loan Bank Stock-at cost                                              293,500          278,800
Accrued interest receivable on loans                                               96,023           99,150
Accrued interest receivable on mortgage-backed securities                          33,209           36,817
Accrued interest receivable on investments and interest-bearing deposits           18,433           14,198
Prepaid expenses and other assets                                                  62,318          113,560
                                                                             ------------      -----------

                 TOTAL ASSETS                                                $ 35,347,639      $30,835,155
                                                                             ============      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                                                     $ 27,356,790      $26,950,784
Advances from Federal Home Loan Bank                                              772,374          824,847
Advances by borrowers for taxes, insurance and other                              164,650           70,179
Other liabilities                                                                 135,804          135,985
Deferred federal income taxes                                                      60,800           60,800
                                                                             ------------      -----------

                 TOTAL LIABILITIES                                             28,490,418       28,042,595

Shareholders' equity
          Common shares-2,000,000, no par value, authorized;
                  462,875 shares issued and outstanding                              --               --
           Additional paid-in capital                                           4,341,126             --
           Unallocated shares held by Employee Stock Ownership Plan              (311,781)            --
           Retained earnings-substantially restricted                           2,827,876        2,792,560
                                                                             ------------      -----------

                 TOTAL SHAREHOLDERS' EQUITY                                     6,857,221        2,792,560
                                                                             ------------      -----------
                 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                  $ 35,347,639      $30,835,155
                                                                             ============      ===========



                            FOUNDATION BANCORP, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS


                                                           Three months ended               Nine months ended
                                                               March 31,                        March 31,
                                                              (Unaudited)                      (Unaudited)


                                                           1997          1996            1997              1996
                                                        ---------      ---------      -----------      -----------
Interest income
       Loans                                            $ 504,727      $ 461,832      $ 1,497,439      $ 1,357,910
       Mortgage-backed securities                          67,082         72,673          202,949          233,510
       Investment securities                               19,391         14,816           59,252           51,504
       Interest bearing deposits and other                 57,605         45,262          134,704          139,921
                                                        ---------      ---------      -----------      -----------
               Total interest income                      648,805        594,583        1,894,344        1,782,845

Interest expense
       Deposits                                           367,874        385,068        1,107,465        1,167,132
       Borrowings                                          10,821         11,756           33,176           39,490
                                                        ---------      ---------      -----------      -----------
               Total interest expense                     378,695        396,824        1,140,641        1,206,622

               Net interest income before provision
                  for losses on loans                     270,110        197,759          753,703          576,223

Provision for losses on loans                              (3,000)       (28,000)         (12,000)         (34,000)
                                                        ---------      ---------      -----------      -----------

               Net interest income after provision
                  for losses on loans                     267,110        169,759          741,703          542,223

Other operating income                                     15,914         20,706           48,504           51,204

General administrative expense
         Employee compensation and benefits               110,491         95,409          342,036          265,134
         Occupancy and equipment                           20,297         20,109           60,819           59,841
         Federal deposit insurance premiums                 4,280         15,909          200,546           46,284
         Franchise taxes                                    9,429          8,969           27,366           25,204
         Data processing                                    8,478          9,177           24,872           23,439
         Other                                             32,212         26,704           82,747           75,405
                                                        ---------      ---------      -----------      -----------
                Total general, administrative and
                   other expense                          185,187        176,277          738,386          495,307
                                                        ---------      ---------      -----------      -----------

                 Income before income taxes                97,837         14,188           51,821           98,120

Provision for federal income taxes                        (30,668)        (5,412)         (16,505)         (32,127)
                                                        ---------      ---------      -----------      -----------

                 NET EARNINGS                           $  67,169      $   8,776      $    35,316      $    65,993
                                                        =========      =========      ===========      ===========

                 EARNINGS PER SHARE                     $    0.16
                                                        ---------


                                      -4-

                            FOUNDATION BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       For the nine months ended March 31,

                                                                                   1997             1996
                                                                              --------------   --------------
                                                                                (Unaudited)

Cash flows provided by (used in) operating activities:
     Net earnings for the period                                              $    35,316     $    65,993
     Adjustments to reconcile net earnings to net cash
          provided by (used in) operating activities:
          Gain on sale of loans                                                    (5,121)         (7,484)
          Depreciation and amortization                                            13,316           9,342
          Amortization of premiums and discounts on mortgage-backed
               securities                                                          11,613          20,883
          ESOP allocation                                                          58,519            --
          Federal Home Loan Bank stock dividends                                  (14,700)        (13,700)
          Provision for losses on loans                                            12,000          34,000
          Amortization of deferred loan origination fees                           (6,896)        (11,388)
          Deferred loan fees (costs) originated                                      (637)         (4,050)
     Effects of changes in operating assets and liabilities:
          Accrued interest receivable                                               2,500          (2,475)
          Refundable income tax                                                   (10,242)         31,927
          Prepaid expenses and other assets                                         3,981           6,124
          Accrued federal income tax                                                 --            10,963
          Accrued expenses                                                         10,059          21,694
                                                                              -----------     -----------

                       Net cash provided by operating activities                  109,708         161,829
                                                                              -----------     -----------

Cash flows provided by (used in) investing activities:
     Purchase of mortgage-backed securities                                       (97,990)           --
     Principal repayments on mortgage-backed securities                           433,610         554,365
     Maturities of investment securities                                          250,000         650,000
     Loan disbursements                                                        (4,993,705)     (6,319,728)
     Principal repayments on loans                                              2,657,357       4,337,090
     Proceeds from sales of loans                                               1,078,711       1,123,109
     Purchase of property and equipment                                            (3,228)         (2,986)
                                                                              -----------     -----------

                       Net cash provided by (used in) investing activities       (675,245)        341,850
                                                                              -----------     -----------

Cash flows provided by (used in) financing activities:
     Net increase (decrease) in deposit accounts                                  406,006          43,102
     Repayment of FHLB advances                                                   (52,473)       (349,707)
     Net increase (decrease) in advances by borrowers for taxes, insurance
               and other                                                           94,471          96,369
     Proceeds from issuance of common shares                                    4,018,087            --
                                                                              -----------     -----------

                       Net cash provided by (used in) financing activities      4,466,091        (210,236)
                                                                              -----------     -----------

Net increase (decrease) in cash and cash equivalents                            3,900,554         293,443

Cash and cash equivalents at beginning of period                                1,172,489       3,942,980
                                                                              -----------     -----------

Cash and cash equivalents at end of period                                    $ 5,073,043     $ 4,236,423
                                                                              ===========     ===========


                            FOUNDATION BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       For the three and nine months ended
                             March 31, 1997 and 1996



In May, 1996, the Board of Directors of Foundation Savings Bank ("Foundation") adopted a Plan of Conversion (the "Plan") providing for the conversion of Foundation to the stock form of organization (the "Conversion"). In connection with the Conversion, Foundation formed a holding company, Foundation Bancorp, Inc. (the "Company"). On September 25, 1996, Foundation completed the conversion to the stock form of organization, in connection with which Foundation issued all of its outstanding shares to the Company and the Company issued 462,875 common shares in a subscription offering and a community offering at a price of $10.00 per share which, after consideration of offering expenses totaling $287,624, and shares purchased by employee benefit plans totaling $370,300, resulted in net cash proceeds of $3,970,826. The financial statements for the periods prior to September 25, 1996, are those of Foundation prior to the Conversion.


1.  Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three and nine month periods ended March 31, 1997 and 1996, are not necessarily indicative of the results which may be expected for an entire fiscal year.


2.  Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and Foundation. All significant intercompany items have been eliminated.


3.  Earnings Per Share

Earnings per share for the three month period ended March 31, 1997, is computed based upon 431,190 weighted-average shares outstanding, which gives effect to a reduction for the 31,685 unallocated shares held by the Foundation Bancorp, Inc. Employee Stock Ownership Plan (the "ESOP"), in accordance with Statement of Position 93-6 ("SOP 93-6") issued by the American institute of Certified Public Accountants. Because the Conversion was completed in September 1996, earnings per share for the nine months ended March 31, 1997, and March 31, 1996, cannot be computed.

                            FOUNDATION BANCORP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
           For the three and nine months ended March 31, 1997 and 1996



4.      Effects of Recent Accounting Pronouncements

SOP 93-6, "Employers' Accounting for Employee Stock Ownership Plans" was issued in November 1993. SOP 93-6 is effective for fiscal years beginning after December 15, 1993. SOP 93-6 became applicable for Foundation for its fiscal year which began July 1, 1996. SOP 93-6 will, among other things, change the measure of compensation expense recorded by employers for leveraged ESOPs from the cost of ESOP shares to the fair value of ESOP shares. Under SOP 93-6, the Company will recognize compensation cost equal to the fair value of the ESOP shares during the periods in which they become committed to be released. To the extent that the fair value of the ESOP shares differs from the cost of such shares, the differential will be charged or credited to equity. Employers with internally leveraged ESOPs, such as the Company, will not report the loan receivable from the ESOP as an asset and will not report the ESOP debt from the employer as a liability.


In October 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," establishing financial accounting and reporting standards for stock-based employee compensation plans. SFAS No. 123 encourages all entities to adopt a new method of accounting to measure compensation cost of all employee stock compensation plans based on the estimated fair value of the award at the date it is granted. Companies are, however, allowed to continue to measure compensation cost for those plans using the intrinsic value based method of accounting, which generally does not result in compensation expense recognition for most plans. Companies that elect to retain their existing accounting method are required to disclose in a footnote to the financial statements pro forma net income and, if presented, earnings per share, as if SFAS No. 123 had been adopted. The accounting requirements of SFAS No. 123 are effective for transactions entered into during fiscal years that begin after December 15, 1995. Companies are required, however, to disclose information for awards granted in their first fiscal year ending after December 15, 1994. Management has not completed an analysis of the potential effects of SFAS No. 123 on its financial condition or results of operations.


In June 1996, the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which established accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. The standards are based on a consistent application of a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered and derecognizes liabilities when extinguished. SFAS No. 125 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 125 supersedes SFAS No. 122. SFAS No. 125 is effective for transactions occurring after December 31, 1996. Management does not expect an impact from adoption of SFAS No.
125.

                            FOUNDATION BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Discussion of Financial Changes from June 30, 1996 to March 31, 1997

At March 31, 1997, the Company's assets totaled $35.3 million, an increase of $4.5 million, or 14.6%, compared to the June 30, 1996, total. The increase in assets was funded by an increase in shareholders' equity of $4.1 million, or 145.6%, resulting from the Conversion in September 1996, and subsequent net earnings, plus an increase in deposits of $406,006, or 1.5%.

Cash and equivalents during the nine months ended March 31, 1997, increased $3.9 million, or 332.7%, as a result of the Conversion, deposit growth and maturing investment securities. Mortgage-backed securities decreased $347,232, or 7.5%, as the result of repayments during the nine month period. Loans receivable increased $1.3 million, or 5.4 %, and investment securities decreased $249,999, or 27.8%, resulting from maturing securities.

Deposits increased $406,006, or 1.5%, during the nine months ended March 31, 1997, despite over $1 million in withdrawals to purchase stock in the Conversion. Advances from the Federal Home Loan Bank decreased $52,473, or 6.4%, as a result of scheduled repayments. Advances by borrowers for taxes, insurance and other increased $94,471, or 134.6%, resulting from a larger number of accounts and timing differences on the payment of real estate taxes and insurance.

The Office of Thrift Supervision has three minimum regulatory capital standards for savings associations. At March 31, 1997, Foundation's capital substantially exceeded each of the requirements. The following is a summary of Foundation's approximate regulatory capital position, in dollars and as a percentage of regulatory assets, at March 31, 1997:


                               ACTUAL                   REQUIRED                     EXCESS
                         ------------------         -----------------          -----------------
                                                 (Dollars in thousands)

Tangible Capital         $5,464       15.5%         $ 530        1.5%          $4,934      14.0%
Core Capital             $5,464       15.5%         $1,060       3.0%          $4,404      12.5%
Risk-based Capital       $5,587       34.7%         $1,288       8.0%          $4,299      26.7%


                            FOUNDATION BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)



Comparison of Operating Results For the Nine Months Ended March 31, 1997 and
1996


General

The Company recorded net earnings of $35,316 for the nine months ended March 31, 1997, compared to net earnings of $65,993 for the same period of 1996, a decrease of $30,677, or 46.5%, primarily as a result of the one-time assessment of $168,364 imposed on Foundation by the Federal Deposit Insurance Corporation in September 1996 as part of legislation to recapitalize the Savings Association Insurance Fund (the "SAIF").


Net Interest Income

Net interest income after the provision for losses on loans for the nine months ended March 31, 1997, increased $199,480, or 36.8%, compared to the same period of 1996. This was the result of an increase in total interest income of $111,499, or 6.3%, a decrease of $65,981, or 5.5%, in net interest expense and a decrease of $22,000, or 64.7%, in the provision for losses on loans. The increase in total interest income resulted principally from an increase in interest earned on loans of $139,529, or 10.3%, due to a larger portfolio, plus an increase in interest on investments of $7,748, or 15.0%, offset by a decrease in interest on mortgage-backed securities of $30,561, or 13.1%, due to a smaller portfolio and higher premium expense, and a decrease in interest-bearing deposits of $5,217, or 3.7%, resulting from lower yields on lower portfolio balances. Interest expense on deposits decreased $59,667, or 5.1%, due to lower average rates paid on lower average portfolio balances. Interest expense on advances from the Federal Home Loan Bank decreased $6,314, or 16.0%, due to lower balances resulting from scheduled payments.


Provision for Losses on Loans

The provision for losses on loans for the nine months ended March 31, 1997, decreased $22,000, or 64.7%, as a result of a higher provision taken in the prior period due to a loan loss. The loan loss allowance totaled $123,146 at March 31, 1997.


Other Operating Income

Other operating income decreased $2,700, or 5.3%, for the nine months ended March 31, 1997, as the result of lower gains on sales of loans.

                            FOUNDATION BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS(Continued)



General, Administrative and Other Expense

General, administrative and other expense for the nine months ended March 31, 1997, increased $243,079, or 49.1%, primarily due to the SAIF recapitalization expense paid in September 1996 and the ESOP expense. Employee compensation and benefits increased $76,902, or 29.0%, primarily due to the ESOP expense and increased commissions on increased loans closed. Federal deposit insurance premiums increased $154,262, or 333.3%, resulting from the SAIF recapitalization premium. Federal taxes decreased $15,622, or 48.6%, as a result of the lower net earnings.



Comparison of Operating Results For the Three Months Ended March 31, 1997 and
1996

General

The Company recorded net earnings of $67,169 for the three months ended March 31, 1997, an increase of $58,393, or 665.4%, compared to the three months ended March 31, 1996. The increase resulted from an increase in the net interest income after the provision for losses on loans of $97,351, or 57.3%, partially offset by a decrease in other income of $4,792, or 23.1%, and an increase in general, administrative, and other expense of $8,910, or 5.1%.


Net Interest Income

Net interest income after the provision for losses on loans for the three months ended March 31, 1997, increased $97,351, or 57.3%, compared to the same period of 1996, the result of an increase in total interest income of $54,222, or 9.1%, plus a decrease in net interest expense of $18,129, or 4.6%, and a decrease in the provision for losses on loans of $25,000, or 89.3%. Interest income on loans increased $42,895, or 9.3%, due to higher portfolio balances, interest income on investment securities increased $4,575, or 30.9%, due to higher yields and interest on interest-bearing deposits increased $12,343, or 27.3%, due to higher balances. These increases were partially offset by a decrease in interest income on mortgage-backed securities of $5,591, or 7.7%, as the result of lower average portfolio balances and higher premium expense. Interest expense on deposits decreased $17,194, or 4.5%, due to lower rates paid on lower average portfolio balances, and interest expense on advances from the Federal Home Loan Bank decreased $935, or 8.0%, due to lower balances resulting from scheduled repayments.


Provision for Losses on Loans

The provision for losses on loans for the three months ended March 31, 1997, decreased $25,000, or 89.3%, as a result of a higher provision taken during the same period in 1996 due to a loan loss.

                            FOUNDATION BANCORP, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS(Continued)



Other Operating Income

Other operating income for the three months ended March 31, 1997, decreased $4,792, or 23.1%, compared to the same period of 1996 as the result of decreased gains on loan sales.


General, Administrative and Other Expense

General, administrative and other expense for the three months ended March 31, 1997, increased $8,910, or 5.1%, compared to the same period of 1996. Employee compensation and benefits increased $15,082, or 15.8%, as the result of the ESOP expense plus higher commission expense on increased loan closings. Federal deposit insurance premiums decreased $11,629, or 73.1%, the result of lower premiums due to the SAIF recapitalization. Other expenses increased $5,508, or 20.6%, primarily due to higher professional services in connection with Securities and Exchange Commission filings and OTS filings required as a result of the Conversion. Federal taxes increased $25,256, or 466.7%, due to higher earnings.

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




                                            Laird L. Lazelle
Date:  April 30, 1997                       ____________________________________
                                            Laird L. Lazelle
                                            President





                                            Dianne K. Rabe
Date:  April 30, 1997                       ____________________________________
                                            Dianne K. Rabe
                                            Treasurer