Form 10KSB40
period 1997-06-30
FOUNDATION BANCORP
filed 1997-09-26
CIK 1012775

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended June 30, 1997

                                       OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

        For the transition period from______________to___________________

                         Commission File Number: 0-21297

                            FOUNDATION BANCORP, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

                   Ohio                                  31-1465239
         ------------------------------             ----------------------
        (State or other jurisdiction of               (I.R.S. Employer
         incorporation or organization)             Identification Number)

      25 Garfield Place, Cincinnati, Ohio                   45202
    ----------------------------------------              ----------
    (Address of principal executive offices)              (Zip Code)

                    Issuer's telephone number: (513) 721-0120
                                              ----------------

           Securities registered pursuant to Section 12(b) of the Act:

                   None                                      None
           ------------------                      ---------------------
            (Title of Class)                      (Name of each exchange
                                                   on which registered)

           Securities registered pursuant to Section 12(g) of the Act:

                      Common shares, no par value per share
                      -------------------------------------
                                (Title of Class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such requirements for the past 90 days. Yes X No
                                                           ---    ---

         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the price of shares of the Registrant in the most recent trade reported by the National Daily Quotation Service, as of September 1, 1997, was $1,597,553. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant).

         As of September 15, 1997, there were 462,875 of the Registrant's common shares issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                  Part II of Form 10-KSB - Portions of 1997 Annual Report to Shareholders Part III of Form 10-KSB - Portions of Proxy Statement for the 1997 Annual Meeting of Shareholders

                                     PART I

ITEM 1.    DESCRIPTION OF BUSINESS

GENERAL

         Foundation Bancorp, Inc. (the "Company") was incorporated under Ohio law in April 1996 at the direction of the Board of Directors of Foundation Savings Bank ("Foundation") for the purpose of purchasing all of the capital stock of Foundation to be issued in connection with the conversion of Foundation from mutual to stock form (the "Conversion"). On September 25, 1996, the effective date of the Conversion, the Company acquired 100 common shares of Foundation. The principal business of the Company since the effective date of the Conversion has been holding all of the issued and outstanding shares of Foundation.

         Foundation is a permanent capital stock savings and loan association which was organized under Ohio law in 1888 as "The Foundation Building and Loan Company." In February 1942, the name of Foundation was changed to "The Foundation Savings and Loan Company" and in October 1990 Foundation adopted its present name. As an Ohio savings and loan association, Foundation is subject to supervision and regulation by the Office of Thrift Supervision (the "OTS"), the Ohio Department of Commerce, Division of Financial Institutions (the "Division"), and the Federal Deposit Insurance Corporation (the "FDIC"). Foundation is a member of the Federal Home Loan Bank (the "FHLB") of Cincinnati and the deposits of Foundation are insured up to applicable limits by the FDIC in the Savings Association Insurance Fund (the "SAIF").

         Foundation conducts business from its office at 25 Garfield Place in Cincinnati, Ohio. The principal business of Foundation is the origination of permanent mortgage loans secured by first mortgages on one- to four-family residential real estate. Foundation also originates mortgage loans secured by multifamily real estate (over four units) and nonresidential real estate. In addition to real estate lending, Foundation originates a limited number of secured and unsecured consumer loans. For liquidity and interest rate risk management purposes, Foundation invests in interest-bearing deposits in other financial institutions, U.S. Government and agency obligations, mortgage-backed securities and other investments permitted by applicable law. Funds for lending and other investment activities are obtained primarily from savings deposits, which are insured up to applicable limits by the FDIC, and principal repayments on loans. Advances from the FHLB of Cincinnati are utilized from time to time when other sources of funds are inadequate to fund loan demand.

         Interest on loans and investments is Foundation's primary source of income. Foundation's principal expense is interest paid on deposit accounts. Operating results are dependent to a significant degree on the net interest income of Foundation, which is the difference between interest income earned on loans, mortgage-backed securities and other investments and interest paid on deposits and borrowings. Like most thrift institutions, Foundation's interest income and interest expense are significantly affected by general economic conditions and by the policies of various regulatory authorities.

MARKET AREA

         Foundation conducts business from its office in downtown Cincinnati, Ohio. Foundation's primary market area for lending and deposit activity is Hamilton County, Ohio. Foundation also frequently receives deposits from, and makes loans to, customers in the contiguous Ohio counties of Clermont, Butler and Warren and the Kentucky counties of Kenton and Boone.

LENDING ACTIVITIES

         GENERAL. Foundation's principal lending activity is the origination of conventional real estate loans secured by one- to four-family homes located in Foundation's primary market area. Loans secured by multifamily properties containing five units or more and nonresidential properties are also offered by Foundation. Foundation does not originate first mortgage loans insured by the Federal Housing Authority or guaranteed by the Veterans Administration. In addition to real estate lending, Foundation originates a limited number of consumer loans, including loans secured by deposit accounts, automobile loans and unsecured loans.

         LOAN PORTFOLIO COMPOSITION. The following table presents certain information regarding the composition of the loan portfolio of Foundation at the dates indicated:

                                                                                At June 30,
                                                  ------------------------------------------------------------------------
                                                            1997                                      1996
                                                  -----------------------------             ------------------------------
                                                                       Percent                                   Percent
                                                                       of total                                  of total
                                                  Amount                loans                Amount               loans
                                                  ------               --------              ------              -------
                                                                           (Dollars in thousands)
Real estate loans:
   One- to four-family                            $23,817               91.82%              $20,950               90.04%
   Nonresidential                                   1,118                4.31                 1,287                5.53
   Multifamily                                        968                3.73                   903                3.88
Consumer loans:
   Passbook loans                                      27                0.10                    56                0.24
   Other consumer loans                               389                1.50                   296                1.27
                                                  -------              ------               -------              ------

Total loans                                       $26,319              101.46%              $23,492              100.97%
                                                  =======              ======               =======              ======
Less:
   Loans in process                                   237                0.91                    89                0.38
   Allowance for loan losses                          126                0.49                   111                0.48
   Deferred loan fees                                  17                0.07                    25                0.11
                                                  -------              ------               -------              ------

     Net loans                                    $25,939              100.00%              $23,267              100.00%
                                                  =======              ======               =======              ======


         LOAN MATURITY. The following table sets forth certain information as of June 30, 1997, regarding the dollar amount of loans maturing in the portfolio of Foundation based on their contractual terms to maturity. Demand loans, home equity loans and other loans having no stated schedule of repayments or no stated maturity are reported as due in one year or less.

                             Due during the year ending        Due 4-5      Due 6-10     Due 11-20     Due more
                                       June 30,                 years         years        years        than 20
                            ----------------------------        after         after        after       years after
                            1998        1999        2000       6/30/97       6/30/97      6/30/97       6/30/97        Total
                            ----        ----        ----       -------       -------      -------       -------       -------

Real estate loans:
   One- to four-family      $576        $728        $799       $1,694        $4,469        $4,605       $10,709       $23,580
   Multifamily                30          39          43           95           279           351           131           968
   Nonresidential             50          57          57          101           336           387           130         1,118
Consumer loans               271          43          61           41             -             -             -           416
                            ----        ----        ----       ------        ------        ------       -------       -------
Total                       $927        $867        $960       $1,931        $5,084        $5,343       $10,970       $26,082
                            ====        ====        ====       ======        ======        ======       =======       =======


         The table below sets forth the dollar amount of all loans due after one year from June 30, 1997, which have predetermined interest rates and loans which have floating or adjustable interest rates:

                                Due more than one year after
                                        June 30, 1997
                                ----------------------------
                                       (In thousands)

Fixed rates of interest                    $15,059
Adjustable rates of interest                10,096


         LOANS SECURED BY ONE- TO FOUR-FAMILY REAL ESTATE. The principal lending activity of Foundation is the origination of permanent conventional loans secured by one- to four-family residences, primarily single-family residences, located within Foundation's primary market area. Each of such loans is secured by a first mortgage on the underlying real estate and improvements thereon, if any. At June 30, 1997, Foundation's one- to four-family residential real estate loan portfolio was approximately $23.8 million, or 91.8% of total loans.

         OTS regulations and Ohio law limit the amount which Foundation may lend in relationship to the appraised value at the time of loan origination of the real estate and improvements which will serve as collateral for the loan. In accordance with such regulations and laws, Foundation typically makes loans on owner-occupied one- to four-family residences of up to 80% of the value of the real estate and improvements (the "Loan-to-Value Ratio" or "LTV"), although Foundation occasionally makes loans with higher LTVs. Since 1994, Foundation has required that the principal amount of any loan which exceeds 80% LTV at the time of origination be covered by private mortgage insurance at the expense of the borrower. Foundation makes loans on non-owner-occupied or investment properties with maximum LTVs of 75%.

         Fixed-rate loans are offered by Foundation, currently for terms of up to 30 years. Adjustable-rate residential real estate loans ("ARMs") are also offered by Foundation for terms of up to 30 years. The interest rate adjustment periods on ARMs are one and three years, with adjustments tied to the one-year and three-year U.S. Treasury bill rate. In addition, Foundation offers loans on which the interest rates remain fixed for a period of three, five, seven or ten years and then adjust annually according to the one-year U.S. Treasury bill rate. The new interest rate at each change date is determined by adding 2.5% to 3.0% to the prevailing index. The maximum allowable adjustment at each adjustment date is 2%, with a maximum adjustment of 6% over the term of the loan.

         The initial rate on ARMs originated by Foundation is sometimes less than the sum of the index at the time of origination plus the specified margin. Such loans may be subject to greater risk of default as the interest rate adjusts to the fully-indexed level. Foundation attempts to reduce the risks by underwriting such loans on the basis of the payment amount the borrower will be required to pay, assuming the maximum possible rate increase at the first adjustment date.

         Adjustable-rate loans decrease Foundation's interest rate risk but involve other risks, primarily credit risk, because as interest rates rise the payment by the borrower rises to the extent permitted by the terms of the loan, thereby increasing the potential for default. At the same time, the marketability of the underlying property may be adversely affected by higher interest rates. Foundation believes that these risks have not had a material adverse effect on Foundation to date.

         LOANS SECURED BY MULTIFAMILY REAL ESTATE. In addition to loans secured by one- to four-family properties, Foundation originates loans secured by multifamily properties containing over four units. Multifamily loans are offered with fixed or adjustable rates for terms of up to 20 years and have maximum LTVs of 75%.

         Multifamily lending is generally considered to involve a higher degree of risk than one- to four-family residential lending because the borrower typically depends upon income generated by the project to cover operating expenses and debt service. The profitability of a project can be affected by economic conditions, government policies and other factors beyond the control of the borrower. Foundation attempts to reduce the risk associated with multifamily lending by evaluating the creditworthiness of the borrower and the projected income from the project and by obtaining personal guarantees on loans made to corporations and partnerships. Foundation requests that borrowers submit rent rolls and financial statements annually to enable Foundation to monitor loans secured by multifamily properties.

         At June 30, 1997, loans secured by multifamily properties totaled approximately $968,000, or 3.7% of total loans.

         LOANS SECURED BY NONRESIDENTIAL REAL ESTATE. At June 30, 1997, approximately $1.1 million, or 4.31%, of Foundation's total loans were secured by permanent mortgages on nonresidential real estate. Such loans have both fixed and adjustable rates, terms of up to 20 years and LTVs of up to 70%. Among the properties securing nonresidential real estate loans are office buildings and other nonresidential properties located in Foundation's primary market area.

         Although loans secured by nonresidential real estate typically have higher interest rates than one- to four-family residential real estate loans, nonresidential real estate lending is generally considered to involve a higher degree of risk than residential lending due to the relatively larger loan amounts and the effects of general economic conditions on the successful operation of income-producing properties. Foundation has endeavored to reduce such risk by limiting loan amounts and evaluating the credit history, past performance, and financial condition of the borrower, the location of the real estate securing the loan, the quality and characteristics of the income stream generated by the property and appraisals supporting the property's valuation and by obtaining personal guarantees from borrowers.

         COMMERCIAL LOANS. In the past, Foundation has made commercial loans to businesses in its primary market area. Such loans are typically secured by a security interest in inventory, accounts receivable or other assets of the borrower. At June 30, 1997, Foundation had no commercial loans in its portfolio.

         CONSUMER LOANS. Foundation occasionally makes various types of consumer loans, including loans made to depositors and secured by their deposit accounts, automobile loans and other secured loans and unsecured personal loans. Consumer loans are made at fixed rates of interest and for terms of up to five years. At June 30, 1997, Foundation had approximately $416,000, or 1.6% of total loans, invested in consumer loans.

         Consumer loans, particularly consumer loans which are unsecured or are secured by rapidly depreciating assets, such as automobiles, may entail greater risk than residential real estate loans. Repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance. The risk of default on consumer loans increases during periods of recession, high unemployment and other adverse economic conditions.

         LOAN SOLICITATION AND PROCESSING. Loan originations are developed from a number of sources, including continuing business with depositors and borrowers, solicitations by Foundation's lending staff and walk-in customers.

         Loan applications for permanent real estate loans are taken by a loan originator. Foundation typically obtains a credit report, verification of employment and other documentation concerning the creditworthiness of the borrower. An appraisal of the fair market value of the real estate which will secure the loan is prepared by a fee appraiser approved by the Board of Directors. Upon the completion of the appraisal and the receipt of information on the credit history of the borrower, the loan application is submitted for review in accordance with Foundation's underwriting guidelines. Loans of amounts less than $250,000 and which meet secondary market standards may be approved by management, while loans of amounts greater than $250,000 or which do not meet secondary market standards must be submitted to the full Board of Directors.

         Under Foundation's loan guidelines, if a real estate loan application is approved, title insurance is obtained on the real estate which will secure the mortgage loan. Borrowers are required to carry satisfactory fire and casualty insurance and flood insurance, if applicable, and to name Foundation as an insured mortgagee.

         The procedure for approval of construction loans is the same as for permanent real estate loans, except that an appraiser evaluates the building plans, construction specifications and estimates of construction costs. Foundation also evaluates the feasibility of the proposed construction project and the experience and record of the builder.

         Consumer loans are underwritten on the basis of the borrower's credit history and an analysis of the borrower's income and expenses, ability to repay the loan and the value of the collateral, if any.

         LOAN ORIGINATIONS, PURCHASES AND SALES. Foundation has sold a limited number of loans in the secondary market in recent years. Foundation sells loans in order to improve its liquidity or to manage its interest rate risk. Foundation has released the right to service virtually all of the loans it has sold.

         The following table presents the loan origination activity of Foundation for the periods indicated:

                                                       Year ended June 30,
                                                   ---------------------------
                                                    1997                 1996
                                                   ------               ------
                                                         (In thousands)

Loans receivable-beginning of period               $23,267              $20,511
Loans originated:
   One- to four-family residential                   7,210                7,954
   Nonresidential                                       58                  304
   Multifamily                                         120                  329
   Consumer                                            264                  119
                                                   -------              -------
     Total loans originated                          7,652                8,706

Reductions:
Principal repayments                                 3,748                5,194
Loans sold                                           1,077                  692
                                                   -------              -------
Total reductions                                     4,825                5,886
Other items, net (1)                                  (155)                 (64)
                                                   -------              -------
Loans receivable, end of period                    $25,939              $23,267
                                                   =======              =======
-----------------------------

(1) Other items consist of loans in process, deferred loan fees and allowances for loan losses


         FEDERAL LENDING LIMIT. OTS regulations impose a lending limit on the aggregate amount that a savings association can lend to one borrower to an amount equal to 15% of the association's (i) core capital and supplementary capital, as defined in the regulations, plus (ii) any loan loss reserves not already included in the calculation of supplementary capital, and (iii) the amount of loans and advances to the association's subsidiaries not already included in the calculation of core capital (collectively, "Lending Limit Capital"). A savings association may lend to one borrower an additional amount not to exceed 10% of the association's Lending Limit Capital, if the additional amount is fully secured by certain forms of "readily marketable collateral." Real estate is not considered "readily marketable collateral." In applying this limit, the regulations require that loans to certain related or affiliated borrowers be aggregated.

         Based on such limits, Foundation was able to lend $848,700 to one borrower at June 30, 1997. The largest amount Foundation had outstanding to one borrower and related persons or entities at June 30, 1997, was approximately $445,000, consisting of two loans, the largest of which was approximately $295,000. Each of such loans is secured by residential real estate and is performing in accordance with its terms.

         LOAN ORIGINATION AND OTHER FEES. Foundation realizes loan origination fees and other fee income from its lending activities and also realizes income from late payment charges, application fees and fees for other miscellaneous services.

         Loan origination fees and other fees are a volatile source of income, varying with the volume of lending, loan repayments and general economic conditions. All nonrefundable loan origination fees and certain direct loan origination costs are deferred and recognized in accordance with Statement of Financial Accounting Standards No. 91 as an adjustment to yield over the life of the related loan.

         DELINQUENT LOANS, NONPERFORMING ASSETS AND CLASSIFIED ASSETS. Foundation attempts to maintain a high level of asset quality through sound underwriting policies and aggressive collection efforts.

         A borrower who becomes one to 30 days delinquent is not considered seriously delinquent unless delinquency at such level continues for several months, in which case the borrower is treated as chronically delinquent. Chronically delinquent borrowers are referred to debt counseling, are advised to consider selling the subject property and, if such efforts are unsuccessful, foreclosure proceedings are initiated. In the absence of chronic delinquency, a borrower who is one to 30 days delinquent receives a delinquency notice at the end of the month. A borrower who is 30 to 59 days delinquent for two consecutive months or who is 60 to 89 days delinquent receives a telephone call or a personalized letter. A borrower who becomes more than 90 days delinquent receives a default notice and, absent corrective action, foreclosure proceedings are instituted.

         The following table reflects the amount of Foundation's loans in a delinquent status as of the dates indicated:

                                                         At June 30,
                             ---------------------------------------------------------------------
                                         1997                                 1996
                             ---------------------------------    --------------------------------
                                                     Percent                              Percent
                                                     of total                             of total
                             Number       Amount      loans       Number       Amount      loans
                             ------       ------      -----       ------       ------      -----
                                                    (Dollars in thousands)

  Loans delinquent for:
    30 - 59 days                 1          $71        0.27%         4           $149       0.64%
    60 - 89 days                 -            -           -          2            121       0.52
    90 days and over             1            1         .01          -              -           -
                                 -        -----      ------         --       --------     -------
      Total delinquent
      loans                      2          $72        0.28%         6           $270       1.16%
                                 =          ===        ====          =           ====       ====


         Nonperforming assets include nonaccruing loans, accruing loans which are delinquent 90 days or more, real estate acquired by foreclosure or by deed-in-lieu thereof, in-substance foreclosures and repossessed assets. Foundation ceases to accrue interest on real estate loans when the value of collateral becomes inadequate, in the opinion of management, to cover the outstanding principal and interest.

         The following table sets forth information with respect to the accrual and nonaccrual status of Foundation's loans and other nonperforming assets at the dates indicated:

                                                                At June 30,
                                                            ---------------------
                                                              1997         1996
                                                            -------       -------
                                                           (Dollars in thousands)

Accruing loans delinquent 90+ days                          $     -       $     -

   Nonperforming loans                                      $     -       $     -
                                                            =======       =======

   Real estate owned                                              -             -
                                                            -------       -------

     Total nonperforming assets                             $     -       $     -
                                                            =======       =======

     Allowance for loan losses                              $   126       $   111
                                                            =======       =======

     Nonperforming assets as a percent of total assets         0.00%         0.00%

     Nonperforming loans as a percent of total loans           0.00%         0.00%

     Allowance for loan losses as a percent of
       nonperforming loans                                     0.00%         0.00%


         For the year ended June 30, 1997, Foundation had no gross interest income which would have been recorded had nonaccruing loans been current in accordance with their original terms.

         Real estate acquired by Foundation as a result of foreclosure proceedings is classified as real estate owned ("REO") until it is sold. When property is so acquired it is recorded by Foundation at the estimated fair value of the real estate at the date of acquisition, less estimated selling expenses, and any write-down resulting therefrom is charged to the allowance for loan losses. Interest accrual, if any, ceases no later than the date of acquisition of the real estate and all costs incurred from such date in maintaining the property are expensed. Costs relating to the development and improvement of the property are capitalized to the extent of fair value.

         Foundation classifies its own assets on a quarterly basis in accordance with federal regulations. Problem assets are classified as "substandard," "doubtful" or "loss." "Substandard" assets have one or more defined weaknesses and are characterized by the distinct possibility that Foundation will sustain some loss if the deficiencies are not corrected. "Doubtful" assets have the same weaknesses as "substandard" assets, with the additional characteristics that (i) the weaknesses make collection or liquidation in full questionable, on the basis of currently existing facts, conditions and values, and (ii) there is a high possibility of loss. An asset classified "loss" is considered uncollectible and of such little value that its continuance as an asset of Foundation is not warranted.

         The aggregate amounts of Foundation's classified assets at the dates indicated were as follows:

                                                      At June 30,
                                              --------------------------
                                              1997                  1996
                                              ----                  ----
                                                    (In thousands)

Classified assets:
   Special mention                            $216                  $  -
   Substandard                                   -                   305
   Doubtful                                      -                     -
   Loss                                          -                     -
                                              ----                  ----
    Total classified assets                   $216                  $305
                                              ====                  ====


         Foundation establishes general allowances for loan losses for any loan classified as substandard or doubtful. If an asset, or portion thereof, is classified as loss, Foundation must either establish a specific allowance for loss in the amount of 100% of the portion of the asset classified loss or charge off the amount of the loss classification. Generally, Foundation has elected to charge off the portion of any real estate loan deemed to be uncollectible.

         Foundation analyzes each classified asset on a quarterly basis to determine whether changes in the classifications are appropriate under the circumstances. Such analysis focuses on a variety of factors, including the amount of any delinquency and the reasons for the delinquency, if any, the use of the real estate securing the loan, the status of the borrower and the appraised value of the real estate. As such factors change, the classification of the asset will change accordingly.

         ALLOWANCE FOR LOAN LOSSES. Management, with oversight by the Board of Directors, reviews on a quarterly basis the allowance for loan losses as it relates to a number of relevant factors, including but not limited to, trends in the level of delinquent and nonperforming assets and classified loans, current and anticipated economic conditions in the primary lending area, past loss experience and possible losses arising from specific problem assets. To a lesser extent, management also considers loan concentrations to single borrowers and changes in the composition of the loan portfolio. While management believes that it uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in adjustments and net income could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination.

         The foregoing statement regarding the adequacy of the allowance for loan losses is a "forward-looking" statement within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Factors that could affect the adequacy of the loan loss allowance include, but are not limited to, the following: (1) changes in the national and local economy which may negatively impact the ability of borrowers to repay their loans and which may cause the value of real estate and other properties that secure outstanding loans to decline; (2) unforeseen adverse changes in circumstances with respect to certain large loans; (3) decreases in the value of collateral securing consumer loans to amounts less than the outstanding balances of the consumer loans; and (4) determinations by various regulatory agencies that the Association must recognize additions to its loan loss allowance based on such regulators' judgment of information available to them at the time of their examinations.

         The following table sets forth an analysis of Foundation's allowance for loan losses for the periods indicated:

                                          Year ended June 30,
                                          -------------------
                                           1997         1996
                                          ------       ------
                                         (Dollars in thousands)

Balance at beginning of period             $ 111       $  98

Charge-offs (1)                                -         (31)
Recoveries (1)                                 -          (-)
                                           -----       -----
Net (charge-offs) recoveries (1)               -         (31)

Provision for loan losses                     15          44
                                           -----       -----

Balance at end of period                   $ 126       $ 111
                                           =====       =====

Ratio of net (charge-offs) recoveries
   to average loans outstanding
   during the period                           -       (0.13)%

Ratio of allowance for loan losses
   to total loans                           0.49%       0.48%
-----------------------------

(1) All charge-offs and recoveries relate to loans secured by one- to four-family real estate.


         Management does not allocate portions of the allowance for loan losses to particular types of loans.

INVESTMENT ACTIVITIES

         Federal regulations and Ohio law permit Foundation to invest in interest-bearing deposits in other financial institutions, U.S. Treasury and agency obligations, mortgage-backed securities and certain other specified investments. The Board of Directors of Foundation has adopted an investment policy which authorizes management, under the supervision of the Investment Committee of the Board, to make investments in U.S. Government and agency securities, deposits in the FHLB, certificates of deposit in federally-insured financial institutions, banker's acceptances issued by major U.S. banks, corporate debt securities rated by a major statistical rating firm as at least "AA," or equivalent, and municipal or other tax free obligations. Laird L. Lazelle, Foundation's President, Michael S. Schwartz, the Chairman of the Board and Dianne K. Rabe, its Vice President, have primary responsibility for implementation of the investment policy. Foundation's investment policy is designed primarily to provide and maintain liquidity within regulatory guidelines, to maintain a balance of high quality investments to minimize risk and to maximize return without sacrificing liquidity and safety.

         The following table sets forth the composition of Foundation's interest-bearing deposits and investment securities at the dates indicated:

                                                              At June 30,
                                     ---------------------------------------------------------------
                                                  1997                                  1996
                                     ----------------------------      -----------------------------
                                     Carrying value    Fair value      Carrying value     Fair value
                                     --------------    ----------      --------------     ----------
                                                         (Dollars in thousands)

Interest-bearing deposits                $   54           $   54           $   80           $   80
Certificates of deposit                       -                -                -                -

Investment securities:
   Federal funds                          3,065            3,065            1,032            1,032
   U.S. Government obligations              946              949              900              901
   FHLB stock                               299              299              279              279
   Mortgage-backed securities             4,288            4,168            4,641            4,554
                                         ------           ------           ------           ------

     Total investments                   $8,652           $8,535           $6,932           $6,846
                                         ======           ======           ======           ======

         The maturities of Foundation's interest-bearing deposits and investment securities at June 30, 1997, are indicated in the following table:

                                                                        At June 30, 1997
                             -------------------------------------------------------------------------------------------------------
                                                   After one through       After five          After ten
                              One year or less         five years      through ten years         years                 Total
                             ------------------    -----------------   ------------------  ------------------ ----------------------
                             Carrying   Average    Carrying  Average   Carrying   Average  Carrying   Average Carrying   Weighted
                              value      yield      value     yield     value      yield     value     yield    value  average yield
                              -----      -----      -----     -----     -----      -----     -----     -----    -----  -------------
                                                                       (Dollars in thousands)

Interest-bearing deposits     $   54     6.10%     $    -        -%     $    -        -%     $    -        -%   $   54     6.10%
Investment securities:
   Federal funds               3,065     5.63           -        -           -        -           -        -     3,065     5.63
   U.S. Government
     obligations                   -        -         946     6.76           -        -           -        -       946     6.76
   Mortgage-backed               134     7.16          58     7.31          83     7.02       4,013     6.13     4,288     6.20
     securities
   FHLB stock                      -        -           -        -           -        -         299     7.25       299     7.25
                              ------     ----      ------     ----      ------     ----      ------     ----    ------     ----

     Total                    $3,253     5.70%     $1,004     6.79%     $   83     7.02%     $4,312     6.21%   $8,652     6.09%
                              ======     ====      ======     ====      ======     ====      ======     ====    ======     ====

DEPOSITS AND BORROWINGS

         GENERAL. Deposits have traditionally been the primary source of Foundation's funds for use in lending and other investment activities. In addition to deposits, Foundation derives funds from interest payments and principal repayments on loans and income on earning assets. Loan payments are a relatively stable source of funds, while deposit inflows and outflows fluctuate in response to prevailing interest rates and money market conditions. Foundation also utilizes FHLB advances as an alternative source of funds.

         DEPOSITS. Deposits are attracted principally from within Foundation's primary market area through the offering of a broad selection of deposit instruments, including NOW accounts, demand deposit accounts, money market accounts, regular passbook savings accounts, term certificate accounts, IRAs and Keogh accounts. Interest rates paid, maturity terms, service fees and withdrawal penalties for the various types of accounts are established periodically by management of Foundation based on Foundation's liquidity requirements, growth goals and interest rates paid by competitors. Foundation does not use brokers to attract deposits. The amount of deposits at Foundation from outside its primary market area is not significant.

         At June 30, 1997, Foundation's certificates of deposit totaled $24.8 million, or 90.8% of total deposits. Of such amount, approximately $15.2 million in certificates of deposit mature within one year. Based on past experience and Foundation's prevailing pricing strategies, management believes that a substantial percentage of such certificates will be renewed with Foundation at maturity. If there is a significant deviation from historical experience, Foundation can utilize borrowings from the FHLB of Cincinnati as an alternative source of funds.

         The following table sets forth the dollar amount of deposits in the various types of accounts offered by Foundation at the dates indicated:

                                                                      At June 30,
                                              ------------------------------------------------------------
                                                       1997                                 1996
                                              ------------------------           -------------------------
                                                              Percent                             Percent
                                                              of total                            of total
                                               Amount         deposits            Amount          deposits
                                               ------         --------            ------          --------
                                                                 (Dollars in thousands)
Transaction accounts:
 Passbook savings accounts (1)                $    791           2.90%           $    996            3.70%
 NOW and money market accounts (2)               1,733           6.35               1,947            7.22
                                               -------         ------             -------          ------

   Total transaction accounts                    2,524           9.25               2,943           10.92

Certificates of deposit
    3.00% or less                                   50           0.18                 102            0.38
    3.01 -  5.00%                                  347           1.27               1,546            5.74
    5.01 -  7.00%                               24,371          89.30              22,221           82.45
    7.01 -  9.00%                                    -               -                139            0.52
                                               -------         ------             -------          ------

   Total certificates of deposit (3)            24,768          90.75              24,008           89.08
                                               -------         ------             -------          ------

   Total deposits                              $27,292         100.00%            $26,951          100.00%
                                               =======         ======             =======          ======
-----------------------------

(1) The weighted average rate on passbook savings accounts was 2.56% and 2.50% at June 30, 1997 and 1996, respectively.

(2) The weighted average rate on NOW and money market accounts was 2.45% and 2.49% at June 30, 1997 and 1996, respectively.

(3) The weighted average rate on all certificates of deposit was 5.94% and 5.82% at June 30, 1997 and 1996, respectively.

         The following table shows rate and maturity information for Foundation's certificates of deposit at June 30, 1997:

                                                          Amount due
                                ----------------------------------------------------------------
                                                Over         Over
                                  Up to      1 year to    2 years to       Over
        Rate                    one year      2 years      3 years       3 years        Total
        ----                    --------      --------     --------      --------       -----
                                                         (In thousands)

3.00% or less                     $    50       $    -        $  -        $    -         $    50
3.01% to 5.00%                        147          200           -             -             347
Over 5.01%                         15,004        7,540         727         1,100          24,371
                                   ------        -----         ---         -----          ------

 Total certificates of deposit    $15,201       $7,740        $727        $1,100         $24,768
                                  =======       ======        ====        ======         =======



         The following table presents the amount of Foundation's certificates of deposit of $100,000 or more by the time remaining until maturity at June 30, 1997:

                   Maturity                             Amount
                   --------                             ------
                                                    (In thousands)

         Three months or less                         $   589
         Over 3 months to 6 months                        871
         Over 6 months to 12 months                       531
         Over 12 months                                   551
                                                       ------

             Total                                     $2,542
                                                       ======


         The following table sets forth Foundation's deposit account balance activity for the fiscal years ended June 30, 1996 and 1997:

                                      Year ended June 30,
                                   -----------------------
                                     1997           1996
                                   --------       --------
                                       (In thousands)

Beginning balance                  $ 26,951       $ 27,737
Net increase(decrease) before
interest credited                    (1,146)        (2,326)
Interest credited                     1,487          1,540
                                   --------       --------
Ending balance                     $ 27,292       $ 26,951
                                   ========       ========

  Net increase (decrease)          $    341       $   (786)
                                   ========       ========


         BORROWINGS. The FHLB functions as a central reserve bank providing credit for its member institutions and certain other financial institutions. As a member in good standing of the FHLB of Cincinnati, Foundation is authorized to apply for advances from the FHLB of Cincinnati, provided certain standards of creditworthiness have been met. Under current regulations, an association must meet certain qualifications to be eligible for FHLB advances. The extent to which an association is eligible for such advances will depend upon whether it meets the Qualified Thrift Lender Test (the "QTL Test"). If an association meets the QTL Test, it will be eligible for 100% of the advances it would otherwise be eligible to receive. If an association does not meet the QTL Test, it will be eligible for such advances only to the extent it holds specified QTL Test assets. At June 30, 1997, Foundation was in compliance with the QTL Test.

         During the year ended June 30, 1997, Foundation obtained advances from the FHLB of Cincinnati as indicated in the following table:

                                                            Year ended June 30,
                                                           ----------------------
                                                            1997            1996
                                                           -------         ------
                                                          (Dollars in thousands)

Average balance outstanding                                  $790           $906
Maximum amount outstanding at any month end during
    the period                                                819          1,186
Balance outstanding at end of period                          754            825
Weighted average interest rate during the period             5.50%          5.63%
Weighted average interest rate at end of period              5.50%          5.50%


COMPETITION

         Foundation competes for deposits with other savings associations, savings banks, commercial banks and credit unions and with the issuers of commercial paper and other securities, such as shares in money market mutual funds. The primary factors in competing for deposits are interest rates and convenience of office location. In making loans, Foundation competes with other savings associations, savings banks, commercial banks, mortgage brokers, consumer finance companies, credit unions, leasing companies and other lenders. Foundation competes for loan originations primarily through the interest rates and loan fees it charges and through the efficiency and quality of services it provides to borrowers.

         Competition in Hamilton County is intense due to the number of financial institutions serving the area. Competition is affected by, among other things, the general availability of lendable funds, general and local economic conditions, current interest rate levels and other factors which are not readily predictable. Foundation does not offer all of the products and services offered by some of its competitors, particularly commercial banks. Foundation monitors the product offerings of its competitors and adds new products when it can do so competitively and cost effectively. Foundation's deposit market share in Hamilton County is negligible.

         The size of financial institutions competing with Foundation is likely to increase as a result of changes in statutes and regulations eliminating various restrictions on interstate and inter-industry branching and acquisitions. Such increased competition may have an adverse effect upon Foundation.

EMPLOYEES

         As of June 30, 1997, Foundation had eight full-time employees and no part-time employees.


                                   REGULATION

GENERAL

         The Company is a savings and loan holding company within the meaning of the Home Owners Loan Act, as amended (the "HOLA"). Consequently, the Company is subject to regulation, examination and oversight by the OTS and must submit periodic reports to the OTS concerning its activities and financial condition. In addition, as a corporation organized under Ohio law, the Company is subject to provisions of the Ohio Revised Code applicable to corporations generally.

         As a savings and loan association chartered under the laws of Ohio, Foundation is subject to regulation, examination and oversight by the Superintendent of the Division (the "Ohio Superintendent"). Because Foundation's deposits are insured by the FDIC, Foundation also is subject to regulatory oversight by the FDIC. Foundation must file periodic reports with the OTS concerning its activities and financial condition. Examinations are conducted periodically by federal and state regulators to determine whether Foundation is in compliance with various regulatory requirements and is operating in a safe and sound manner. Foundation is a member of the FHLB and is subject to certain regulations promulgated by the Board of Governors of the Federal Reserve System (the "FRB").

         Congress is considering legislation to eliminate the federal savings and loan charter and the separate federal regulation of savings and loan associations, and the Department of the Treasury is preparing a report for Congress on the development of a common charter for all federally-chartered financial institutions. Pursuant to such legislation, Congress may eliminate the OTS and Foundation may be regulated under federal law as a bank or be required to change its charter. Such change in regulation or charter would likely change the range of activities in which Foundation may engage and would probably subject Foundation to more regulation by the FDIC. In addition, the Company might become subject to a different set of holding company regulations limiting the activities in which the Company may engage and subjecting the Company to additional regulatory requirements, including separate capital requirements. At this time, the Company cannot predict when or whether Congress may actually pass legislation regarding the Company's and Foundation's regulatory requirements or charter. Although such legislation, if enacted, may change the activities in which the Company or Foundation are authorized to engage, it is not anticipated that the current activities of either the Company or Foundation will be materially affected by those activity limits.

OHIO CORPORATION LAW

         MERGER MORATORIUM STATUTE. Chapter 1704 of the Ohio Revised Code regulates certain takeover bids affecting certain public corporations which have significant ties to Ohio. This statute prohibits, with some exceptions, any merger, combination or consolidation and any of certain other sales, leases, distributions, dividends, exchanges, mortgages or transfers between an Ohio corporation and any person who has the right to exercise, alone or with others, 10% or more of the voting power of such corporation (an "Interested Shareholder"), for three years following the date on which such person first becomes an Interested Shareholder. Such a business combination is permitted only if, prior to the time such person first becomes an Interested Shareholder, the Board of Directors of the issuing corporation has approved the purchase of shares which resulted in such person first becoming an Interested Shareholder.

         After the initial three-year moratorium, such a business combination may not occur unless (1) one of the specified exceptions applies, (2) the holders of at least two-thirds of the voting shares, and of at least a majority of the voting shares not beneficially owned by the Interested Shareholder, approve the business combination at a meeting called for such purpose, or (3) the business combination meets certain statutory criteria designed to ensure that the issuing public corporation's remaining shareholders receive fair consideration for their shares.

         An Ohio corporation may, under certain circumstances, "opt out" of the statute by specifically providing in its articles of incorporation that the statute does not apply to any business combination of such corporation. However, the statute still prohibits for twelve months any business combination that would have been prohibited but for the adoption of such an opt-out amendment. The statute also provides that it will continue to apply to any business combination between a person who became an Interested Shareholder prior to the adoption of such an amendment as if the amendment had not been adopted. Neither the Company nor Foundation has opted out of the protection afforded by Chapter 1704.

         CONTROL SHARE ACQUISITION. Section 1701.831 of the Ohio Revised Code (the "Control Share Acquisition Statute") requires that, with certain exceptions, acquisitions of voting securities which would result in the acquiring shareholder owning 20%, 33-1/3% or 50% of the outstanding voting securities of an Ohio corporation (a "Control Share Acquisition") must be approved in advance by the holders of at least a majority of the outstanding voting shares of such corporation represented at a meeting at which a quorum is present and a majority of the portion of the outstanding voting shares represented at such a meeting excluding the voting shares owned by the acquiring shareholder. The Control Share Acquisition Statute was intended, in part, to protect shareholders of Ohio corporations from coercive tender offers.

         TAKEOVER BID STATUTE. Section 1701.041 of the Ohio Revised Code (the "Takeover Bid Statute") provides that no offeror may make a takeover bid for an Ohio corporation, including a savings and loan association, unless (i) at least 20 days prior thereto the offeror announces publicly the terms of the proposed takeover bid and files with the Ohio Division of Securities (the "Securities Division") and provides the target company with certain information regarding the offeror, his ownership of the company's shares and his plans for the company, and (ii) within ten days following such filing either (a) no hearing is required by the Securities Division, (b) a hearing is requested by the target company within such time but the Securities Division finds no cause for hearing exists, or (c) a hearing is ordered and upon such hearing the Securities Division adjudicates that the offeror proposes to make full, fair and effective disclosure to offers of all information material to a decision to accept or reject the offer.

         The Takeover Bid Statute also states that no offeror shall make a takeover bid if he owns 5% or more of the issued and outstanding equity securities of any class of the target company, any of which were purchased within one year before the proposed takeover bid, and the offeror, before making any such purchase, failed to announce his intention to gain control of the target company, or otherwise failed to make full and fair disclosure of such intention to the persons from whom he acquired such securities. The United States District Court for the Southern District of Ohio has determined that the Takeover Bid Statute is preempted by federal regulation.

OHIO SAVINGS AND LOAN REGULATION

         The Ohio Superintendent is responsible for the regulation and supervision of Ohio savings and loan associations in accordance with the laws of the State of Ohio and imposes assessments on Ohio associations based on their asset size to cover the costs of supervision and examination. Ohio law prescribes the permissible investments and activities of Ohio savings and loan associations, including the types of lending that such associations may engage in and the investments in real estate, subsidiaries and corporate or government securities that such associations may make. The ability of Ohio associations to engage in these state-authorized investments and activities is subject to oversight and approval by the FDIC, if such investments or activities are not permissible for a federally-chartered savings association. The Ohio Superintendent also has approval authority over any mergers involving, or acquisitions of control of, Ohio savings and loan associations. The Ohio Superintendent may initiate certain supervisory measures or formal enforcement actions against Ohio associations. Ultimately, if the grounds provided by law exist, the Superintendent may place an Ohio association in conservatorship or receivership.

         In addition to being governed by the laws of Ohio specifically governing savings and loan associations, Foundation is also governed by Ohio corporate law, to the extent such law does not conflict with the laws specifically governing savings and loan associations.

OFFICE OF THRIFT SUPERVISION

         GENERAL. The OTS is an office of the Department of the Treasury and is responsible for the regulation and supervision of all federally-chartered savings associations and all other savings associations the deposits of which are insured by the FDIC in the SAIF. The OTS issues regulations governing the operation of savings associations, regularly examines such associations and imposes assessments on savings associations based on their asset size to cover the costs of general supervision and examination. The OTS also may initiate enforcement actions against savings associations and certain persons affiliated with them for violations of laws or regulations or for engaging in unsafe or unsound practices. If the grounds provided by law exist, the OTS may appoint a conservator or receiver for a savings association.

         Savings associations are subject to regulatory oversight under various consumer protection and fair lending laws. These laws govern, among other things, truth-in-lending disclosures, equal credit opportunity, fair credit reporting and community reinvestment. Failure to abide by federal laws and regulations governing community reinvestment could limit the ability of an association to open a new branch or engage in a merger. Community reinvestment regulations evaluate how well and to what extent an institution lends and invests in its designated service area, with particular emphasis on low- to moderate-income communities and borrowers in that area.

         REGULATORY CAPITAL REQUIREMENTS. Foundation is required by OTS regulations to meet certain minimum capital requirements. The tangible capital requirement requires savings associations to maintain "tangible capital" of not less than 1.5% of their adjusted total assets. Tangible capital is defined in OTS regulations as core capital minus any intangible assets.

         "Core capital" is comprised of common stockholders' equity (including retained earnings), noncumulative preferred stock and related surplus, minority interests in consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits of mutual associations. OTS regulations require savings associations to maintain core capital of at least 3% of their total assets. The OTS has proposed to amend the core capital requirement so that those associations that do not have the highest examination rating and exceed an acceptable level of risk will be required to maintain core capital of from 4% to 5%, depending on the association's examination rating and overall risk. Foundation does not anticipate that it will be adversely affected if the core capital requirement regulation is amended as proposed.

         OTS regulations require that savings associations maintain "risk-based capital" in an amount not less than 8% of their risk-weighted assets. Risk-based capital is defined as core capital plus certain additional items of capital, which in the case of Foundation includes a general loan loss allowance of $126,147 at June 30, 1997.

         The OTS has adopted an interest rate risk component to the risk-based capital requirement, though the implementation of that component has been delayed. Pursuant to the interest rate risk component, a savings association will have to measure the effect of an immediate 200 basis point change in interest rates on the value of its portfolio as determined under the methodology of the OTS. If the measured interest rate risk is above the level deemed normal under the regulation, the association will be required to deduct one-half of such excess exposure from its total capital when determining its risk-based capital. In general, an association with less than $300 million in assets and a risk-based capital ratio in excess of 12% will not be subject to the interest rate risk component. Pending implementation of the interest rate risk component, the OTS has the authority to impose a higher individualized capital requirement on any savings association it deems to have excess interest rate risk. The OTS also may adjust the risk-based capital requirement on an individualized basis to take into account risks due to concentrations of credit and non-traditional activities.

         The OTS has adopted regulations governing prompt corrective action to resolve the problems of capital deficient and otherwise troubled savings associations. At each successively lower defined capital category, an association is subject to more restrictive and more numerous mandatory or discretionary regulatory actions or limits, and the OTS has less flexibility in determining how to resolve the problems of the institution. The OTS has defined these capital levels as follows: (1) well-capitalized associations are those that have total risk-based capital of at least 10%, core risk-based capital (consisting only of items that qualify for inclusion in core capital) of at least 6% and core capital of at least 5%; (2) adequately capitalized associations are those that meet the regulatory minimum of total risk-based capital of 8%, core risk-based capital of 4% and core capital of 4% (except for associations receiving the highest examination rating, in which case the level is 3%) but are not well-capitalized; (3) undercapitalized associations are those that do not meet regulatory limits, but that are not significantly undercapitalized; (4) significantly undercapitalized associations have total risk-based capital of less than 6%, core risk-based capital of less than 3% or core capital of less than 3%; and (5) critically undercapitalized associations are those with tangible capital of 2% or less of total assets. In addition, the OTS generally can downgrade an association's capital category, notwithstanding its capital level, if, after notice and opportunity for hearing, the association is deemed to be engaging in an unsafe or unsound practice because it has not corrected deficiencies that resulted in it receiving a less than satisfactory examination rating on matters other than capital or it is deemed to be in an unsafe or unsound condition. All undercapitalized associations must submit a capital restoration plan to the OTS within 45 days after becoming undercapitalized. Such associations will be subject to increased monitoring and asset growth restrictions and will be required to obtain prior approval for acquisitions, branching and engaging in new lines of business. Furthermore, critically undercapitalized institutions must be placed in conservatorship or receivership within 90 days of reaching that capitalization level, except under limited circumstances. Foundation's capital at June 30, 1997, met the standards for a well-capitalized institution.

         Federal law prohibits a savings association from making a capital distribution to anyone or paying management fees to any person having control of the association if, after such distribution or payment, the association would be undercapitalized. In addition, each company controlling an undercapitalized association must guarantee that the association will comply with its capital plan until the association has been adequately capitalized on an average during each of four preceding calendar quarters and must provide adequate assurances of performance. The aggregate liability pursuant to such guarantee is limited to the lesser of (a) an amount equal to 5% of the association's total assets at the time the institution became undercapitalized and (b) the amount that is necessary to bring the association into compliance with all capital standards applicable to such association at the time the association fails to comply with its capital restoration plan.

         LIQUIDITY. OTS regulations require that a savings association maintain an average daily balance of liquid assets (cash, certain time deposits, bankers' acceptances and specified United States government, state or federal agency obligations) equal to a monthly average of not less than 5% of its net withdrawable savings deposits plus borrowings payable in one year or less. Federal regulations also require each association to maintain an average daily balance of short-term liquid assets of not less than 1% of the total of its net withdrawable savings accounts and borrowings payable in one year or less. Monetary penalties may be imposed upon associations failing to meet these liquidity requirements. The eligible liquidity of Foundation at June 30, 1997, was approximately $4.9 million, or 17.5%, and exceeded the then applicable 5.0% liquidity requirement by approximately $3.7 million.

         QUALIFIED THRIFT LENDER TEST. Savings associations are required to meet the QTL test. Prior to September 30, 1996, the QTL test required savings associations to maintain a specified level of investments in assets that are designated as qualifying thrift investments ("QTI"), which are generally related to domestic residential real estate and manufactured housing and include credit card, student and small business loans and stock issued by any FHLB, the FHLMC or the FNMA. Under such test, 65% of an institution's "portfolio assets" (total assets less goodwill and other intangibles, property used to conduct business and 20% of liquid assets) must consist of QTI on a monthly average basis in nine out of every 12 months. Effective September 30, 1996, a savings association may also qualify as a QTL by meeting the definition of "domestic building and loan association" under the Internal Revenue Code of 1986, as amended (the "Code"). In order for an institution to meet the definition of a "domestic building and loan association" under the Code, at least 60% of such institution's assets must consist of specified types of property, including cash loans secured by residential real estate or deposits, educational loans and certain governmental obligations. The OTS may grant exceptions to the QTL test under certain circumstances. If a savings association fails to meet the QTL test, the association and its holding company become subject to certain operating and regulatory restrictions. A savings association that fails to meet the QTL test will not be eligible for new FHLB advances. At June 30, 1997, Foundation met the QTL test.

         LENDING LIMIT. OTS regulations generally limit the aggregate amount that a savings association can lend to one borrower to an amount equal to 15% of the association's Lending Limit Capital. A savings association may lend to one borrower an additional amount not to exceed 10% of the association's Lending Limit Capital, if the additional amount is fully secured by certain forms of "readily marketable collateral." Real estate is not considered "readily marketable collateral." Certain types of loans are not subject to the lending limit. A general exception to the 15% limit provides that an association may lend to one borrower up to $500,000, for any purpose. In applying the limit on loans to one borrower, the regulations require that loans to certain related borrowers be aggregated. At June 30, 1997, Foundation was in compliance with this lending limit.

         TRANSACTIONS WITH INSIDERS AND AFFILIATES. Loans to executive officers, directors and principal shareholders and their related interests must conform to the lending limit on loans to one borrower, and the total of such loans to executive officers, directors, principal shareholders and their related interests cannot exceed the association's Lending Limit Capital (or 200% of Lending Limit Capital for qualifying institutions with less than $100 million in deposits). Most loans to directors, executive officers and principal shareholders must be approved in advance by a majority of the "disinterested" members of the board of directors of the association, with any "interested" director not participating. All loans to directors, executive officers and principal shareholders must be made on terms substantially the same as offered in comparable transactions with the general public or as offered to all employees in a company-wide benefit program, and loans to executive officers are subject to additional limitations. Foundation was in compliance with such restrictions at June 30, 1997.

         All transactions between savings associations and their affiliates must comply with Sections 23A and 23B of the Federal Reserve Act (the "FRA"). An affiliate of a savings association is any company or entity that controls, is controlled by or is under common control with the savings association. The Company is an affiliate of Foundation. Generally, Sections 23A and 23B of the FRA (i) limit the extent to which a savings association or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, (ii) limit the aggregate of all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus, and (iii) require that all such transactions be on terms substantially the same, or at least as favorable to the association, as those provided in transactions with a non-affiliate. The term "covered transaction" includes the making of loans, purchasing of assets, issuance of a guarantee and other similar types of transactions. In addition to the limits in Sections 23A and 23B, a savings association may not make any loan or other extension of credit to an affiliate unless the affiliate is engaged only in activities permissible for a bank holding company and may not purchase or invest in securities of any affiliate except shares of a subsidiary. Foundation was in compliance with these requirements and restrictions at June 30, 1997.

         LIMITATIONS ON CAPITAL DISTRIBUTIONS. The OTS imposes various restrictions or requirements on the ability of associations to make capital distributions, including dividend payments. An association which has converted from mutual to stock form is prohibited from declaring or paying any dividends or from repurchasing any of its stock if, as a result, the net worth of the association would be reduced below the amount required to be maintained for the liquidation account established in connection with its mutual to stock conversion. OTS regulations also establish a three-tier system limiting capital distributions according to ratings of associations based on their capital level and supervisory condition.

         Tier 1 consists of associations that, before and after the proposed distribution, meet their fully phased-in capital requirements. Associations in this category may make capital distributions during any calendar year up to the greater of (i) 100% of net income, current year-to-date, plus 50% of the amount by which the lesser of the association's tangible, core or risk-based capital exceeds its fully phased-in capital requirement for such capital component, as measured at the beginning of the calendar year, and (ii) the amount authorized for a Tier 2 association. A Tier 1 association deemed to be in need of more than normal supervision by the OTS may be downgraded to a Tier 2 or Tier 3 association. Foundation meets the requirements for a Tier 1 association and has not been notified of any need for more than normal supervision.

         Tier 2 consists of associations that, before and after the proposed distribution, meet their current minimum, but not fully phased-in, capital requirements. Associations in this category may make capital distributions of up to 75% of net income over the most recent four quarters. Tier 3 associations do not meet current minimum capital requirements and must obtain OTS approval of any capital distribution. Tier 2 associations that propose to make a capital distribution in excess of the noted safe harbor level must also obtain OTS approval. Tier 2 associations proposing to make a capital distribution within the safe harbor provisions and Tier 1 associations proposing to make any capital distribution need only submit written notice to the OTS 30 days prior to such distribution.

         As a subsidiary of the Company, Foundation is required to give the OTS 30 days' notice prior to declaring any dividend on its stock. The OTS may object to the distribution during such 30-day period based on safety and soundness concerns. Foundation paid no dividends to the Company during fiscal 1997.

         HOLDING COMPANY REGULATION. The Company is a savings and loan holding company within the meaning of the HOLA. As such, the Company has registered with the OTS and is subject to OTS regulations, examination, supervision and reporting requirements.

         The HOLA generally prohibits a savings and loan holding company from controlling any other savings association or savings and loan holding company, without prior approval of the OTS, or from acquiring or retaining more than 5% of the voting shares of a savings association or holding company thereof, which is not a subsidiary. Under certain circumstances, a savings and loan holding company is permitted to acquire, with the approval of the OTS, up to 15% of the previously unissued voting shares of an undercapitalized savings association for cash without such savings association being deemed to be controlled by the Company. Except with the prior approval of the OTS, no director or officer of a savings and loan holding company or person owning or controlling by proxy or otherwise more than 25% of such holding company's stock may also acquire control of any savings institution, other than a subsidiary institution, or any other savings and loan holding company.

         As a unitary savings and loan holding company, the Company generally has no restrictions on its activities. Such companies are the only financial institution holding companies which may engage in any commercial, securities and insurance activities without restriction. Congress is considering legislation which may limit the Company's ability to engage in these activities. It cannot be predicted whether and in what form these proposals might become law. However, such limits would not impact the Company's current activities, which consist solely of holding stock of Foundation. The broad latitude to engage in activities under current law can be restricted. If the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings association, the OTS may impose such restrictions as deemed necessary to address such risk, including limiting (i) payment of dividends by the savings association, (ii) transactions between the savings association and its affiliates, and (iii) any activities of the savings association that might create a serious risk that the liabilities of the Company and its affiliates may be imposed on the savings association. Notwithstanding the foregoing rules as to permissible business activities of a unitary savings and loan holding company, if the savings association subsidiary of a holding company fails to meet the QTL test, then such unitary holding company would become subject to the activities restrictions applicable to multiple holding companies. At June 30, 1997, Foundation met both those tests.

         If the Company acquired control of another savings institution, other than through a merger or other business combination with Foundation, the Company would become a multiple savings and loan holding company. Unless the acquisition was an emergency thrift acquisition and each subsidiary savings association met the QTL test, the activities of the Company and any of its subsidiaries (other than Foundation or other subsidiary savings associations) would thereafter be subject to activity restrictions. The HOLA provides that, among other things, no multiple savings and loan holding company or subsidiary thereof that is not a savings institution shall commence or continue for a limited period of time after becoming a multiple savings and loan holding company or subsidiary thereof, any business activity other than (i) furnishing or performing management services for a subsidiary savings institution, (ii) conducting an insurance agency or escrow business, (iii) holding, managing or liquidating assets owned by or acquired from a subsidiary savings institution, (iv) holding or managing properties used or occupied by a subsidiary savings institution, (v) acting as trustee under deeds of trust, (vi) those activities previously directly authorized by federal regulation as of March 5, 1987, to be engaged in by multiple holding companies, or (vii) those activities authorized by the FRB as permissible for bank holding companies, unless the OTS by regulation prohibits or limits such activities for savings and loan holding companies. Those activities described in (vii) above must also be approved by the OTS prior to being engaged in by a multiple holding company.

         The OTS may approve acquisitions resulting in the formation of a multiple savings and loan holding company that controls savings associations in more than one state only if the multiple savings and loan holding company involved controls a savings association that operated a home or branch office in the state of the association to be acquired as of March 5, 1987, or if the laws of the state in which the institution to be acquired is located specifically permit institutions to be acquired by state-chartered institutions or savings and loan holding companies located in the state where the acquiring entity is located (or by a holding company that controls such state-chartered savings institutions). As under prior law, the OTS may approve an acquisition resulting in a multiple savings and loan holding company controlling savings associations in more than one state in the case of certain emergency thrift acquisitions. Bank holding companies have had more expansive authority to make interstate acquisitions than savings and loan holding companies since August 1995.

         FEDERAL REGULATION OF ACQUISITIONS OF CONTROL OF THE COMPANY AND FOUNDATION. In addition to the Ohio law limitations on the merger and acquisition of Foundation and the Company, federal limitations generally require regulatory approval of acquisitions at specified levels. Under pertinent federal law and regulations, no person, directly or indirectly, or acting in concert with others, may acquire control of Foundation or the Company without 60 days' prior notice to the OTS. "Control" is generally defined as having more than 25% ownership or voting power; however, ownership or voting power of more than 10% may be deemed "control" if certain factors are in place. If the acquisition of control is by a company, the acquiror must obtain approval, rather than give notice, of the acquisition as a savings and loan holding company.

         In addition, any merger of Foundation must be approved by the OTS as well as the Superintendent. Further, any merger of the Company in which the Company is not the resulting company must also be approved by both the OTS and the Superintendent.

FEDERAL DEPOSIT INSURANCE CORPORATION

         DEPOSIT INSURANCE AND ASSESSMENTS. The FDIC is an independent federal agency that insures the deposits, up to prescribed statutory limits, of federally insured banks and savings and loan associations and safeguards the safety and soundness of the banking and savings and loan industries. The FDIC administers two separate insurance funds, the Bank Insurance Fund ("BIF") for commercial banks and state savings banks and the SAIF for savings associations. Foundation is a member of the SAIF and its deposit accounts are insured by the FDIC up to the prescribed limits. The FDIC has examination authority over all insured depository institutions, including Foundation, and has authority to initiate enforcement actions against federally-insured savings associations if the FDIC does not believe the OTS has taken appropriate action to safeguard safety and soundness and the deposit insurance fund.

         The FDIC is required to maintain designated levels of reserves in the SAIF and in the BIF. The FDIC may increase assessment rates for either fund if necessary to restore the fund's ratio of reserves to insured deposits to its target level within a reasonable time and may decrease such rates if such target level has been met. The FDIC has established a risk-based assessment system for both SAIF and BIF members. Under this system, assessments vary based on the risk the institution poses to its deposit insurance fund. The risk level is determined based on the institution's capital level and the FDIC's level of supervisory concern about the institution.

         Prior to September 1996, the SAIF's ratio of reserves to insured deposits was significantly below the level required by law, while the BIF's ratio was above the required level. As a result, insitutions with SAIF-insured deposits were paying higher deposit insurance assessments than institutions with BIF-insured deposits. Federal legislation providing for the recapitalization of the SAIF became effective in September 1996 and included a special assessment of $.657 per $100 of SAIF-insured deposits held at March 31, 1995. Foundation had approximately $25.6 million in deposits at March 31, 1995, and paid a special assessment of $168,364.

         STATE-CHARTERED ASSOCIATION ACTIVITIES. The ability of state-chartered associations to engage in any state-authorized activities or make any state-authorized investments is limited if such activity is conducted or investment is made in a manner different than that permitted for, or subject to different terms and conditions than those imposed on, federally chartered savings associations. Engaging as a principal in any such activity or investment not permissible for a federal association is subject to approval by the FDIC. Such approval will not be granted unless certain capital requirements are met and there is not a significant risk to the FDIC insurance fund. All of Foundation' activities and investments at June 30, 1997, were permissible for a federal association.

FRB RESERVE REQUIREMENTS


FEDERAL HOME LOAN BANKS

         The Federal Home Loan Banks provide credit to their members in the form of advances. Foundation is a member of the FHLB of Cincinnati and must maintain an investment in the capital stock of the FHLB of Cincinnati in an amount equal to the greater of 1.0% of the aggregate outstanding principal amount of Foundation's residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 5% of its advances from the FHLB of Cincinnati. Foundation was in compliance with this requirement with an investment in stock of the FHLB of Cincinnati of $298,800 at June 30, 1997.

         FHLB advances to member institutions who meet the QTL Test are generally limited to the lower of (i) 25% of the member's assets or (ii) 20 times the member's investment in FHLB stock. At June 30, 1997, Foundation's maximum limit on advances was approximately $8.82 million. The granting of advances is also subject to the FHLB's collateral and credit underwriting guidelines.

         Upon the origination or renewal of a loan or advance, the FHLB is required by law to obtain and maintain a security interest in collateral in one or more of the following categories: fully-disbursed, whole first mortgage loans on improved residential property or securities representing a whole interest in such loans; securities issued, insured or guaranteed by the United States Government or an agency thereof; deposits in any FHLB; or other real estate related collateral (up to 30% of the member association's capital) acceptable to the FHLB, if such collateral has a readily ascertainable value and the FHLB can perfect its security interest in the collateral.

         The FHLB is required to establish standards of community investment or service that its members must maintain for continued access to long-term advances. The standards take into account a member's performance under the Community Reinvestment Act and its record of lending to first-time home buyers. All long-term advances by the FHLB must be made only to provide funds for residential housing finance.

                                    TAXATION

FEDERAL TAXATION

      The Company and Foundation are both subject to the federal tax laws and regulations which apply to corporations generally. In addition to the regular income tax, the Company and Foundation may be subject to the alternative minimum tax which is imposed at a minimum tax rate of 20% on "alternative minimum taxable income" (which is the sum of a corporation's regular taxable income, with certain adjustments, and tax preference items), less any available exemption. Such tax preference items include interest on certain tax-exempt bonds issued after August 7, 1986. In addition, 75% of the amount by which a corporation's "adjusted current earnings" exceeds its alternative minimum taxable income computed without regard to this preference item and prior to reduction by net operating losses, is included in alternative minimum taxable income. Net operating losses can offset no more than 90% of alternative minimum taxable income. The alternative minimum tax is imposed to the extent it exceeds the corporation's regular income tax. Payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. However, the Taxpayer Relief Act of 1997 repealed the alternative minimum tax for certain "small corporations" for tax years beginning after December 31, 1997. A corporation initially qualifies as a small corporation if it had average gross receipts of $5,000,000 or less for the three tax years ending with its first tax year beginning after December 31, 1996. Once a corporation is recognized as a small corporation, it will continue to be exempt from the alternative minimum tax for as long as its average gross receipts for the prior three-year period does not exceed $7,500,000. In determining if a corporation meets this requirement, the first year that it achieved small corporation status is not taken into consideration.

      Prior to the enactment of the Small Business Jobs Protection Act (the "Act"), which was signed into law on August 21, 1996, certain thrift institutions, such as Foundation, were allowed deductions for bad debts under methods more favorable than those granted to other taxpayers. Qualified thrift institutions could compute deductions for bad debts using either the specific charge-off method of Section 166 of the Code or one of two reserve methods of
Section 593 of the Code. The reserve methods under Section 593 of the Code permitted a thrift institution annually to elect to deduct bad debts under either (i) the "percentage of taxable income" method applicable only to thrift institutions, or (ii) the "experience" method that also was available to small banks. Under the "percentage of taxable income" method, a thrift institution generally was allowed a deduction for an addition to its bad debt reserve equal to 8% of its taxable income (determined without regard to this deduction and with additional adjustments). Under the "experience" method, a thrift institution was generally allowed a deduction for an addition to its bad debt reserve equal to the greater of (i) an amount based on its actual average experience for losses in the current and five preceding taxable years, or (ii) an amount necessary to restore the reserve to its balance as of the close of the base year. A thrift institution could elect annually to compute its allowable addition to bad debt reserves for qualifying loans either under the experience method or the percentage of taxable income method. For tax years 1995, 1994, and 1993, Foundation used the percentage of taxable income method.

      The Act eliminated the percentage of taxable income method of accounting for bad debts by thrift institutions, effective for taxable years beginning after 1995. Thrift institutions that are treated as small banks are allowed to utilize the experience method applicable to such institutions, while thrift institutions that are treated as large banks are required to use only the specific charge off method.

      A thrift institution required to change its method of computing reserves for bad debt will treat such change as a change in the method of accounting, initiated by the taxpayer and having been made with the consent of the Secretary of the Treasury. Section 481(a) of the Code requires certain amounts to be recaptured with respect to such change. Generally, the amounts to be recaptured will be determined solely with respect to the "applicable excess reserves" of the taxpayer. The amount of the applicable excess reserves will be taken into account ratably over a six-taxable year period, beginning with the first taxable year beginning after 1995, subject to the residential loan requirement described below. In the case of a thrift institution that is treated as a large bank, the amount of the institution's applicable excess reserves generally is the excess of (i) the balances of its reserve for losses on qualifying real property loans (generally loans secured by improved real estate) and its reserve for losses on nonqualifying loans (all other types of loans) as of the close of its last taxable year beginning before January 1, 1996, over (ii) the balances of such reserves as of the close of its last taxable year beginning before January 1, 1988 (i.e., the "pre-1988 reserves"). In the case of a thrift institution that is treated as a small bank, like Foundation, the amount of the institution's applicable excess reserves generally is the excess of (i) the balances of its reserve for losses on qualifying real property loans and its reserve for losses on nonqualifying loans as of the close of its last taxable year beginning before January 1, 1996, over (ii) the greater of the balance of (a) its pre-1988 reserves or (b) what the thrift's reserves would have been at the close of its last year beginning before January 1, 1996, had the thrift always used the experience method.

      For taxable years that begin after December 31, 1995, and before January 1, 1998, if a thrift meets the residential loan requirement for a tax year, the recapture of the applicable excess reserves otherwise required to be taken into account as a Code Section 481(a) adjustment for the year will be suspended. A thrift meets the residential loan requirement if, for the tax year, the principal amount of residential loans made by the thrift during the year is not less than its base amount. The "base amount" generally is the average of the principal amounts of the residential loans made by the thrift during the six most recent tax years beginning before January 1, 1996. A residential loan is a loan as described in Section 7701(a)(19)(C)(v) (generally a loan secured by residential or church property and certain mobile homes), but only to the extent that the loan is made to the owner of the property.

      The balance of the pre-1988 reserves is subject to the provisions of
Section 593(e), as modified by the Act, which require recapture in the case of certain excessive distributions to shareholders. The pre-1988 reserves may not be utilized for payment of cash dividends or other distributions to a shareholder (including distributions in dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). Distribution of a cash dividend by a thrift institution to a shareholder is treated as made: first, out of the institution's post-1951 accumulated earnings and profits; second, out of the pre-1988 reserves; and third, out of such other accounts as may be proper. To the extent a distribution by Foundation to the Company is deemed paid out of its pre-1988 reserves under these rules, the pre-1988 reserves would be reduced and the gross income of Foundation for tax purposes would be increased by the amount which, when reduced by the income tax, if any, attributable to the inclusion of such amount in its gross income, equals the amount deemed paid out of the pre-1988 reserves. As of June 30, 1997, the pre-1988 reserves of Foundation for tax purposes totaled approximately $653,000. Foundation believes it had approximately $2.2 million of accumulated earnings and profits for tax purposes as of June 30, 1997, which would be available for dividend distributions, provided regulatory restrictions applicable to the payment of dividends are met. No representation can be made as to whether Foundation will have current or accumulated earnings and profits in subsequent years.

      The tax returns of Foundation have been audited or closed without audit through fiscal year 1993. In the opinion of management, any examination of open returns would not result in a deficiency which could have a material adverse effect on the financial condition of Foundation.

OHIO TAXATION

      The Company is subject to the Ohio corporation franchise tax, which, as applied to the Company, is a tax measured by both net earnings and net worth. The rate of tax is the greater of (i) 5.1% on the first $50,000 of computed Ohio taxable income and 8.9% of computed Ohio taxable income in excess of $50,000 or
(ii) 0.582% times taxable net worth. For tax years beginning after December 31, 1998, the rate of tax is the greater of (i) 5.1% on the first $50,000 of computed Ohio taxable income and 8.5% of computed Ohio taxable income in excess of $50,000 or (ii) .400% times taxable net worth.

      A special litter tax is also applicable to all corporations, including the Company, subject to the Ohio corporation franchise tax other than "financial institutions." If the franchise tax is paid on the net income basis, the litter tax is equal to .11% of the first $50,000 of computed Ohio taxable income and
 .22% of computed Ohio taxable income in excess of $50,000. If the franchise tax is paid on the net worth basis, the litter tax is equal to .014% times taxable net worth.

      Foundation is a "financial institution" for State of Ohio tax purposes. As such, it is subject to the Ohio corporate franchise tax on "financial institutions," which is imposed annually at a rate of 1.5% of the book net worth of Foundation determined in accordance with generally accepted accounting principles. For tax year 1999, however, the franchise tax on financial institutions will be 1.4% of the book net worth and for tax year 2000 and years thereafter the tax will be 1.3% of the book net worth. As a "financial institution," Foundation is not subject to any tax based upon net income or net profits imposed by the State of Ohio.

ITEM 2.    DESCRIPTION OF PROPERTY

         Foundation leases the property at 25 Garfield Place where its office is located. There are approximately three and one-half years remaining in the term of the lease.

ITEM 3.    LEGAL PROCEEDINGS

         Neither the Company nor Foundation is presently involved in any material legal proceedings. From time to time, Foundation is a party to legal proceedings incidental to its business to enforce its security interest in collateral pledged to secure loans made by Foundation.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.


                                     PART II


ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

        The information contained in the 1997 Annual Report to Shareholders (the "Annual Report"), a copy of which is attached as Exhibit 13 hereto, under the caption "Common Stock and Related Information" is incorporated herein by reference.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The information contained in the Annual Report under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" is incorporated herein by reference.

ITEM 7.    FINANCIAL STATEMENTS

        The Consolidated Financial Statements and the report of Clark, Schaefer, Hackett & Co. dated July 17, 1997, appearing in the Annual Report are incorporated herein by reference.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

        The information contained in the definitive Proxy Statement for the 1997 Annual Meeting of Shareholders of the Company (the "Proxy Statement"), a copy of which is attached as Exhibit 99 hereto, under the captions "Board of Directors" and "Executive Officers" is incorporated herein by reference.


ITEM 10.   EXECUTIVE COMPENSATION

        The information contained in the Proxy Statement under the caption "Compensation of Executive Officers and Directors" is incorporated herein by reference.


ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information contained in the Proxy Statement under the caption "Voting Securities and Ownership of Certain Beneficial Owners and Management" is incorporated herein by reference.


ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Not applicable.

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K

(a)     EXHIBITS


     Exhibit
     -------


      3(a)        Articles of Incorporation           Incorporated by reference to the Registration
                                                      Statement on Form S-1 filed by the Company on
                                                      June 18, 1996, and amended on August 2, 1996 (the
                                                      "Form S-1"), Exhibit 3.1

      3(b)        Amended Articles of
                  Incorporation

      3(c)        Code of Regulations                 Incorporated by reference to the Form S-1, Exhibit 3.2

     10(a)        Employment Agreement between        Incorporated by reference to the Form S-1, Exhibit 10.4
                  Foundation Bancorp, Inc. and
                  Laird L. Lazelle

     10(b)        Employment Agreement between        Incorporated by reference to the Form S-1, Exhibit 10.5
                  Foundation Savings Bank and Laird
                  L. Lazelle

     10(c)        Lease Agreement                     Incorporated by reference to the Form S-1, Exhibit 10.6

       13         Annual Report to Shareholders

       21         Subsidiaries of the Registrant

       27         Financial Data Schedule

       99         Proxy Statement

(B)     REPORTS ON FORM 8-K

        No reports on Form 8-K were filed by the Company during the fiscal year ended June 30, 1997.

                                   SIGNATURES

       Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        FOUNDATION BANCORP, INC.

                                        By:  /s/ Laird L. Lazelle
                                           ------------------------------------
                                               Laird L. Lazelle, President
                                               (Duly Authorized Representative)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.


/s/ Ruth C. Emden                                /s/ Mardelle Dickhaut
-------------------------                        ------------------------------
Ruth C. Emden                                    Mardelle Dickhaut
Director                                         Director

Date: September 24, 1997                         Date: September 24, 1997


/s/ Laird L. Lazelle                             /s/ Robert E. Levitch
-------------------------                        ------------------------------
Laird L. Lazelle                                 Robert E. Levitch
Director                                         Director

Date: September 24, 1997                         Date: September 24, 1997


/s/ Michael S. Schwartz                          /s/ Paul L. Silverglade
-------------------------                        ------------------------------
Michael S. Schwartz                              Paul L. Silverglade
Director                                         Director

Date: September 24, 1997                         Date: September 24, 1997


/s/ Ivan J. Silverman                            /s/ Dianne K. Rabe
-------------------------                        ------------------------------
Ivan J. Silverman                                Dianne K. Rabe
Director                                         Principal Financial Officer

Date: September 24, 1997                         Date: September 24, 1997