Form 10QSB
period 1997-09-30
FOUNDATION BANCORP INC
filed 1997-11-03
CIK 1012775

                                   FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   (Mark One)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997
                                               ------------------

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
                          X Yes           No
                         -- ---        -- --

State the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date.

Common shares, no par value          Outstanding at September 30, 1997:  462,875

                            FOUNDATION BANCORP, INC.
                                   FORM 1O-QSB
                        QUARTER ENDED SEPTEMBER 30, 1997


                         Part l - Financial Information

Item 1 - Financial Statements

Interim financial information required by Regulation 210.10 - 01 of Regulation S
- X is included in this Form 10-QSB as referenced below:

                                                                                                 Page Number
                                                                                                 -----------
                  Consolidated Statements of Financial Condition.................................         3
                  Consolidated Statements of Earnings............................................         4
                  Condensed Consolidated Statements of Cash Flows................................         5
                  Notes to Consolidated Financial Statements.....................................         6
Item 2 - Management's Discussion and Analysis of Financial Condition
                  and Results of Operations......................................................         8

                            FOUNDATION BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                            September 30,        June 30,
                                                                                 1997              1997
                                                                            ------------       ------------
                                                                                (Unaudited)
ASSETS

Cash and due from banks                                                     $     52,300       $    170,153
Interest-bearing deposits in other financial institutions                      3,607,683          3,119,122
                                                                            ------------       ------------
        Cash and cash equivalents                                              3,659,983          3,289,275

Investment securities - at amortized cost, approximate market value of
  $949,768 and $948,715 at September 30, 1997, and June 30, 1997,
  respectively                                                                   946,114            945,840
Mortgage-backed securities - at cost, approximate market value of
  $4,025,187 and $4,167,556 at September 30, 1997, and June 30,
  1997, respectively                                                           4,183,512          4,288,236
Loans receivable - net                                                        26,981,362         25,939,500
Office premises and equipment - at depreciated cost                              295,545            298,934
Federal Home Loan Bank Stock - at cost                                           304,200            298,800
Accrued interest receivable on loans                                             125,104            104,415
Accrued interest receivable on mortgage-backed securities                         32,504             33,226
Accrued interest receivable on investments and interest-bearing
  deposits                                                                        25,061              8,732
Prepaid expenses and other assets                                                 51,736             64,478
                                                                            ------------       ------------

        TOTAL ASSETS                                                        $ 36,605,121       $ 35,271,436
                                                                            ============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                                                    $ 28,546,966       $ 27,291,765
Advances from Federal Home Loan Bank                                             736,187            754,403
Advances by borrowers for taxes, insurance and other                             167,965             65,271
Other liabilities                                                                210,998            172,236
Deferred federal income taxes                                                     53,900             53,900
                                                                            ------------       ------------

        TOTAL LIABILITIES                                                     29,716,016         28,337,575

Shareholders' equity
  Common shares - 2,000,000 shares, no par value, authorized;
    462,875 shares issued and outstanding                                              -                  -
  Additional paid-in capital                                                   4,341,126          4,341,126
  Unallocated shares held by Employee Stock Ownership Plan                      (311,781)          (311,781)
  Retained earnings - substantially restricted                                 2,859,760          2,904,516
                                                                            ------------       ------------


        TOTAL SHAREHOLDERS' EQUITY                                             6,889,105          6,933,861
                                                                            ------------       ------------

        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $ 36,605,121       $ 35,271,436
                                                                            ============       ============

                            FOUNDATION BANCORP, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                    For the three months ended September 30,

                                                                       1997             1996
                                                                    -----------     -----------
                                                                            (Unaudited)
Interest income
   Loans                                                             $ 542,917       $ 485,076
   Mortgage-backed securities                                           65,684          69,820
   Investment securities                                                21,972          19,754
   Interest-bearing deposits and other                                  51,502          30,737
                                                                     ---------       ---------
       Total interest income                                           682,075         605,387

Interest expense
   Deposits                                                            397,056         379,073
   Borrowings                                                           10,334          11,295
                                                                     ---------       ---------
       Total interest expense                                          407,390         390,368

       Net interest income before provision for losses on loans        274,685         215,019

Provision for losses on loans                                           (3,000)         (6,000)
                                                                     ---------       ---------

       Net interest income after provision for losses on loans         271,685         209,019

Other operating income                                                  17,793          14,304
                                                                     ---------       ---------

General, administrative and other expense
   Employee compensation and benefits                                  110,545         121,876
   Occupancy and equipment                                              19,582          20,608
   Federal deposit insurance premiums                                    4,307         184,267
   Franchise taxes                                                       9,379           8,969
   Data processing                                                       8,984           8,562
   Other                                                                29,089          24,698
                                                                     ---------       ---------
       Total general, administrative and other expense                 181,886         368,980
                                                                     ---------       ---------

       Income (loss) before income taxes                               107,592        (145,657)

Provision (benefit) for federal income taxes                           (36,629)         46,688
                                                                     ---------       ---------

       NET EARNINGS (LOSS)                                           $  70,963       ($ 98,969)
                                                                     =========       =========

       EARNINGS (LOSS) PER SHARE                                     $    0.17

                            FOUNDATION BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    For the three months ended September 30,

                                                                                  1997              1996
                                                                               -----------       -----------
                                                                                        (Unaudited)

Cash flows provided by (used in) operating activities:
   Net earnings (loss) for the period                                          $    70,963       $   (98,969)
   Adjustments to reconcile net earnings (loss) to net cash provided by
     (used in) operating activities:
     Gain on sale of loans                                                          (3,910)                -
     Amortization of deferred loan origination fees                                   (504)           (3,178)
     Provision for losses on loans                                                   3,000             6,000
     Depreciation and amortization                                                   3,118             4,718
     Federal Home Loan Bank stock dividends                                         (5,400)           (4,900)
     Deferred loan fees (costs)                                                     (4,001)           (1,198)
     Amortization of premiums and discounts on mortgage-backed securities
                                                                                     3,073             3,839
   Effects of changes in operating assets and liabilities:
     Accrued interest receivable                                                   (36,296)            6,141
     Refundable income tax                                                               -           (46,688)
     Prepaid expenses and other assets                                              12,742             6,095
     Accrued expenses                                                               38,762           195,421
                                                                               -----------       -----------

         Net cash provided by operating activities                                  81,547            67,281
                                                                               -----------       -----------

Cash flows provided by (used in) investing activities:
   Principal repayments on mortgage-backed securities                              101,651           135,955
   Principal repayments on loans                                                   520,322           827,458
   Proceeds from sale of loans                                                     297,694                 -
   Loan disbursements                                                           (1,854,466)       (2,322,250)
   Purchase of office equipment                                                          -              (742)
                                                                               -----------       -----------
         Net cash provided by (used in) investing activities                      (934,799)       (1,359,579)
                                                                               -----------       -----------

Cash flows provided by (used in) financing activities:
   Net increase  (decrease) in deposit accounts                                  1,255,201          (435,673)
   Repayment of FHLB advances                                                      (18,216)          (17,255)
   Net increase(decrease) in advances by borrowers for taxes, insurance
     and other                                                                     102,694            85,829
   Dividends paid                                                                 (115,719)                -
   Proceeds from issuance of common shares                                               -         4,157,502
                                                                               -----------       -----------
         Net cash provided by (used in) financing activities                     1,223,960         3,790,403
                                                                               -----------       -----------

Net increase (decrease) in cash and cash equivalents                               370,708         2,498,105

Cash and cash equivalents at beginning of period                                 3,289,275         1,172,489
                                                                               -----------       -----------

Cash and cash equivalents at end of period                                     $ 3,659,983       $ 3,670,594
                                                                               ===========       ===========

Supplemental disclosure of cash flow information:
   Cash paid during the year for interest on deposits and borrowings           $   403,305       $   386,793
   Income taxes paid                                                                26,000                 -

                            FOUNDATION BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           For the three months ended
                           September 30, 1997 and 1996


         On September 25, 1996, Foundation Savings Bank ("Foundation") completed its conversion from mutual to stock form, in connection with which Foundation issued all of its outstanding shares to its holding company, Foundation Bancorp, Inc. (the "Company"), and the Company sold 462,875 common shares in a public offering at a price of $10.00 per share which, after consideration of offering expenses totaling $287,624 and shares purchased by employee benefit plans totaling $370,300, resulted in net cash proceeds of $3,970,826.

1.       BASIS OF PRESENTATION
         ---------------------

         The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three months ended September 30, 1997 and 1996, are not necessarily indicative of the results which may be expected for an entire fiscal year.

2.       PRINCIPLES OF CONSOLIDATION
         ---------------------------

         The accompanying consolidated financial statements include the accounts of the Company and Foundation. All significant intercompany items have been eliminated.

3.       EARNINGS PER SHARE
         ------------------

         Earnings per share for the three month period ended September 30, 1997, is computed based upon 431,190 weighted-average shares outstanding, which gives effect to a reduction for the 31,685 unallocated shares held by the Foundation Bancorp, Inc. Employee Stock Ownership Plan (the "ESOP") at such date in accordance with Statement of Position 93-6.

4.       EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS
         -------------------------------------------

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

         In June 1996, the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which established accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. The standards are based on a consistent application of a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred and ceases recognizing financial assets when control has been surrendered and ceases recognizing liabilities when they have been extinguished. SFAS No. 125 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 125 supersedes SFAS No. 122. SFAS No. 125 is effective for transactions occurring after December 31, 1996. Management does not expect an impact from the adoption of SFAS No. 125.

                            FOUNDATION BANCORP, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION
-------------------

         At September 30, 1997, the Company's assets totaled $36.6 million, an increase of $1.3 million, or 3.8%, over the $35.3 million total at June 30, 1997. Cash and equivalents equaled $3.7 million at September 30, 1997, an increase of $371,000, or 11.3%, over the $3.3 million at June 30, 1997. Mortgage-backed securities decreased $104,724, or 2.4%, from the June 30, 1997, total as the result of scheduled repayments. Loans receivable totaled $27.0 million at September 30, 1997, an increase of $1.0 million, or 4.0%, over the June 30, 1997, total, resulting from production in excess of payoffs and scheduled repayments.

         The increase in assets was funded primarily by an increase in deposits of $1.3 million, or 4.6%. Advances by borrowers for taxes and insurance increased $102,694, or 157.3%, resulting from timing differences in the payment of real estate taxes and an increase in the loan portfolio. Advances from the Federal Home Loan Bank decreased $18,216, or 2.4%, and shareholders' equity decreased $44,756, or 0.6%. The decrease in shareholders' equity was the result of an annual dividend in the amount of $.25 per share paid to shareholders on August 25, 1997, which more than offset earnings for the quarter.

         The Office of Thrift Supervision has three minimum regulatory capital standards for savings associations. At September 30, 1997, Foundation's capital substantially exceeded each of the requirements. The following is a summary of Foundation's approximate regulatory capital position, in dollars and as a percentage of regulatory assets, at September 30, 1997:



                                        ACTUAL                       REQUIRED                           EXCESS
                              -----------------------         -----------------------         -----------------------
Tangible Capital              $5,517,000        15.1%         $ 549,000          1.5%         $4,968,000        13.6%
Core Capital                  $5,517,000        15.1%         $1,098,000         3.0%         $4,419,000        12.1%
Risk-based Capital            $5,646,000        32.4%         $1,393,000         8.0%         $4,253,000        24.4%


COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997
-----------------------------------------------------------------------------
AND 1996
--------

General
-------

         The Company recorded net earnings of $70,963 for the three months ended September 30, 1997, an increase of $169,932, or 171.7%, from the net loss of $98,969 recorded for the three months ended September 30, 1996. The net loss for the three months ended September 30, 1996, was the result of the one-time assessment of $168,364 imposed on Foundation by the Federal Deposit Insurance Corporation in September 1996 as part of the legislation to recapitalize the Savings Association Insurance Fund (the "SAIF").

                            FOUNDATION BANCORP, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Net Interest Income
-------------------

         Net interest income after provision for losses on loans for the three months ended September 30, 1997, increased $62,666, or 30.0%, as compared to the same period of 1996. This was the result of an increase in total interest income of $76,688, or 12.7%, partially offset by an increase in total interest expense of $17,022, or 4.4%. Interest income on loans increased $57,841, or 11.9%, interest on investment securities increased $2,218, or 11.2%, and interest on interest bearing deposits increased $20,765, or 67.6%, all resulting from increased yields on larger portfolios. These increases were partially offset by a decrease in interest on mortgage-backed securities of $4,136, or 5.9%, as the portfolio balance continues to decline from normal repayments. Interest expense on deposits increased $17,983, or 4.7%, due to an increased weighted average cost on a larger portfolio. This increase was partially offset by a decrease in interest expense on borrowings of $961, or 8.5%, due to a lower amount owed resulting from scheduled repayments.

Other Operating Income
----------------------

         Other operating income for the three months ended September 30, 1997, increased $3,489, or 24.4%, compared to the same period of 1996, as the result of increased gains on loan sales.

General, Administrative and Other Expense
-----------------------------------------

         General, administrative and other expense for the three months ended September 30, 1997, decreased $187,094, or 50.7%, when compared to the same period of 1996. This decrease was primarily the result of a decrease in federal deposit insurance premiums of $179,960, or 97.7%, due to the one-time SAIF assessment in 1996. Employee compensation and benefits decreased $11,331, or 9.3%, due to higher ESOP expenses in the 1996 quarter. Other expenses increased $4,391, or 17.8%, primarily due to higher professional services in connection with operating as a public stock company. Federal taxes increased $83,317, or 178.5%, due to higher earnings.

                            FOUNDATION BANCORP, INC.
                                     10-QSB

                                     PART II
                                     -------


ITEM 1.  LEGAL PROCEEDINGS
         -----------------

         Not applicable


ITEM 2.  CHANGES IN SECURITIES
         ---------------------

         Not applicable


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         -------------------------------

         Not applicable


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

         At the 1997 Annual Meeting of the Company's shareholders, held on October 23, 1997 (the "Annual Meeting"), the following persons were re-elected as directors of the Company for terms expiring in 1999 pursuant to the following votes:

         Mardelle Dickhaut           For:  394,197        Withheld:  1,000
         Laird L. Lazelle            For:  392,597        Withheld:  2,600
         Robert E. Levitch           For:  394,197        Withheld:  1,000
         Michael S. Schwartz         For:  392,597        Withheld:  2,600

         The terms of Ruth C. Emden, Paul L. Silverglade, and Ivan J. Silverman will continue until the 1998 Annual Meeting of Shareholders.


         The following votes were cast on the other matters submitted to the shareholders at the Annual Meeting:

         Approval of the Foundation Bancorp, Inc. 1997 Stock Option and Incentive Plan:

             For - 333,791    Against - 15,792           Abstain - 400

         Approval of the Foundation Savings Bank Recognition and Retention Plan and Trust:

             For - 323,091    Against - 15,775           Abstain - 11,117

         Ratification of the appointment of Clark, Schaefer, Hackett & Co. as independent auditors of the Company for the fiscal year ended June 30, 1998:

             For - 394,172    Against - 1,025            Abstain - 0

ITEM 5.  OTHER INFORMATION
         -----------------

         None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

         Exhibit 27.  Financial Data Schedule

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:    October 29, 1997               Laird L. Lazelle
                                        President




Date:    October 29, 1997               Dianne K. Rabe
                                        Treasurer