Form 10QSB
period 1997-12-31
FOUNDATION BANCORP INC
filed 1998-02-13
CIK 1012775

FORM 10-QSB

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                 (Mark One)

            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended    December 31, 1997
                                              -------------------

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

                                    Ohio
       --------------------------------------------------------------
       (State or other jurisdiction of incorporation or organization)

                                 31-1465239
                   ---------------------------------------
                   (I.R.S. Employer Identification Number)

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
                           [X] Yes          [ ] No

State the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date.

Common shares, no par value         Outstanding at December 31, 1997:  462,875



                          FOUNDATION BANCORP, INC.
                                 FORM 1O-QSB
                       QUARTER ENDED DECEMBER 31, 1997


                       Part l - Financial Information

Item 1 - Financial Statements

Interim financial information required by Regulation 210.10 - 01 of Regulation S - X is included in this Form 10-QSB as referenced below:


         Consolidated Statements of Financial Condition..........    3

         Consolidated Statements of Earnings.....................    4

         Condensed Consolidated Statements of Cash Flows.........    5

         Notes to Consolidated Financial Statements..............    6

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations...........    8



                          FOUNDATION BANCORP, INC.
               CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                     December 31,     June 30,
                                                                         1997           1997
                                                                     ------------     --------
                                                                     (Unaudited)

ASSETS
------
Cash and due from banks                                              $ (130,200)     $   170,153
Interest-bearing deposits in other financial institutions              6,191,091       3,119,122
                                                                     ---------------------------
      Cash and cash equivalents                                        6,060,891       3,289,275

Investment securities-at amortized cost, approximate market value of $300,675 and $948,715 at December 31, 1997 and June 30,
 1997, respectively                                                      296,389         945,840
Mortgage-backed securities-at cost, approximate market value of
 $3,899,091 and $4,167,556 at December 31, 1997 and June 30,
 1997, respectively                                                    3,951,641       4,288,236
Loans receivable-net                                                  25,665,186      25,939,500
Office premises and equipment-at depreciated cost                        292,155         298,934
Federal Home Loan Bank Stock-at cost                                     309,700         298,800
Accrued interest receivable on loans                                     109,547         104,415
Accrued interest receivable on mortgage-backed securities                 30,799          33,226
Accrued interest receivable on investments and interest-bearing
 deposits                                                                    484           8,732
Prepaid expenses and other assets                                         26,323          64,478
                                                                     ---------------------------
      TOTAL ASSETS                                                   $36,743,115     $35,271,436
                                                                     ===========================

LIABILITIES AND SHAREHOLDER'S EQUITY
------------------------------------
Deposits                                                             $28,538,728      27,291,765
Advances from Federal Home Loan Bank                                     717,724         754,403
Advances by borrowers for taxes, insurance and other                     263,336          65,271
Other liabilities                                                        148,135         172,236
Deferred federal income taxes                                             53,900          53,900
                                                                     ---------------------------

      TOTAL LIABILITIES                                               29,721,823      28,337,575

Shareholder's equity
  Common shares-2,000,000, no par value, authorized; 462,875
   shares issued and outstanding    -    -
  Additional paid-in capital                                           4,341,126       4,341,126
  Unallocated shares held by Employee Stock Ownership Plan              (256,673)       (311,781)
  Retained earnings-substantially restricted                           2,936,839       2,904,516
                                                                     ---------------------------

      TOTAL SHAREHOLDER'S EQUITY                                       7,021,292       6,933,861

      TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                     $36,743,115     $35,271,436
                                                                     ===========================



                          FOUNDATION BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF EARNINGS

                                                          Three months ended        Three months ended
                                                             December 31,              December 31,
                                                         --------------------    ------------------------
                                                                           (Unaudited)
                                                           1997        1996         1997          1996
                                                           ----        ----         ----          ----

Interest income
  Loans                                                  $547,923    $507,637    $1,090,840    $  992,713
  Mortgage-backed securities                               60,556      66,047       126,240       135,867
  Investment securities                                    13,311      20,107        35,283        39,861
  Interest bearing deposits and other                      69,625      46,362       121,127        77,100
                                                         ------------------------------------------------
      Total interest income                               691,415     640,153     1,373,490     1,245,541

Interest expense
  Deposits                                                404,042     360,519       801,098       739,593
  Borrowings                                               10,086      11,060        20,420        22,355
                                                         ------------------------------------------------
      Net interest expense                                414,128     371,579       821,518       761,948

      Net interest income before provision for
       losses on loans                                    277,287     268,574       551,972       483,593

Provision for losses on loans                              (3,000)     (3,000)       (6,000)       (9,000)
                                                         ------------------------------------------------

      Net interest income after provision for
       losses on loans                                    274,287     265,574       545,972       474,593

Other operating income                                     24,557      18,286        42,350        32,590

General, administrative and other expense
  Employee compensation and benefits                       91,801     109,669       202,346       231,545
  Occupancy and equipment                                  19,526      19,914        39,108        40,522
  Federal deposit insurance premiums                        4,298      12,000         8,605       196,267
  Franchise taxes                                           9,379       8,969        18,758        17,938
  Data processing                                           8,170       7,832        17,154        16,394
  Other                                                    48,883      25,835        77,972        50,533
                                                         ------------------------------------------------
      Total general, administrative and other expense     182,057     184,219       363,943       553,199
                                                         ------------------------------------------------

      Income (loss) before income taxes                   116,787      99,641       224,379       (46,016)

Provision (benefit) for federal income taxes              (39,707)    (32,525)      (76,336)       14,163
                                                         ------------------------------------------------

      NET EARNINGS                                       $ 77,080    $ 67,116    $  148,043    $  (31,853)
                                                         ------------------------------------------------

      EARNINGS (LOSS) PER SHARE                          $   0.18    $   0.16    $     0.34    $    (0.07)
                                                         ================================================


                          FOUNDATION BANCORP, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                    For the six months ended December 31,

                                                                              1997           1996
                                                                              ----           ----
                                                                                  (Unaudited)

Cash flows provided by (used in) operating activities:
  Net earnings (loss) for the period                                       $   148,043    $   (31,853)
  Adjustments to reconcile net earnings (loss) to net cash
   provided by (used in) operating activities:
    Gain on sale of loans                                                      (13,255)        (3,710)
    Depreciation and amortization                                                6,779          9,055
    Amortization of premiums and discounts on mortgage-backed
     securities                                                                  7,164          8,801
    ESOP allocation                                                             55,108         58,519
    Federal Home Loan Bank stock  dividends                                    (10,900)        (4,900)
    Provision for losses on loans                                                6,000          9,000
    Amortization of deferred loan origination fees                              (5,962)        (3,742)
    Deferred loan fees (costs) originated                                       (4,998)        (8,682)
  Effects of changes in operating assets and liabilities:
    Accrued interest receivable                                                  5,543         16,976
    Refundable income tax                                                            -        (28,950)
    Prepaid expenses and other assets                                           38,155         37,083
    Accrued expenses                                                           (24,101)       (32,219)
                                                                           --------------------------

      Net cash provided by operating activities                                207,576         25,378
                                                                           --------------------------

Cash flows provided by (used in) investing activities:
  Purchase of mortgage-backed securities                                             -        (97,990)
  Principal repayments on mortgage-backed securities                           328,882        318,222
  Proceeds from maturity of investment securities                              650,000              -
  Loan disbursements                                                        (4,109,231)    (3,910,905)
  Principal repayments on loans                                              2,695,319      1,860,036
  Proceeds from sales of loans                                               1,706,439        574,050
  Purchase of property and equipment                                                 -         (3,228)
                                                                           --------------------------

      Net cash provided by (used in) investing activities                    1,271,409     (1,259,815)
                                                                           --------------------------

Cash flows provided by (used in) financing activities:
  Net increase (decrease) in deposit accounts                                1,246,963       (897,512)
  Repayment of FHLB advances                                                   (36,679)       (34,745)
  Net increase (decrease) in advances by borrowers for taxes, insurance
   and other                                                                   198,065        186,758
  Dividends paid                                                              (115,718)             -
  Proceeds from issuance of common shares                                            -      4,018,087
                                                                           --------------------------

      Net cash provided by (used in) financing activities                    1,292,631      3,272,588
                                                                           --------------------------

Net increase (decrease) in cash and cash equivalents                         2,771,616      2,038,151

Cash and cash equivalents at beginning of period                             3,289,275      1,172,489
                                                                           --------------------------

Cash and cash equivalents at end of period                                 $ 6,060,891    $ 3,210,640
                                                                           ==========================



                          FOUNDATION BANCORP, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          For the six months ended
                         December 31, 1997 and 1996

      In May 1996, the Board of Directors of Foundation Savings Bank ("Foundation") adopted a Plan of Conversion (the "Plan") providing for the conversion of Foundation from the mutual form of organization to the stock form (the "Conversion"). In connection with the Conversion, Foundation formed a holding company, Foundation Bancorp, Inc. (the "Company"). On September 25, 1996, Foundation completed the Conversion, in connection with which Foundation issued all of its outstanding shares to the Company and the Company issued 462,875 common shares in a subscription offering and a community offering at a price of $10.00 per share which, after consideration of offering expenses totaling $287,624 and shares purchased by employee benefit plans totaling $370,300, resulted in net cash proceeds of $3,970,826. Financial information for the periods prior to September 25, 1996, relate to Foundation prior to the Conversion.

1.    Basis of Presentation
      ---------------------

      The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the six months ended December 31, 1997 and 1996, are not necessarily indicative of the results which may be expected for an entire fiscal year.

2.    Principles of Consolidation
      ---------------------------

      The accompanying consolidated financial statements include the accounts of the Company and Foundation. All significant intercompany items have been eliminated.

3.    Earnings Per Share
      ------------------

      Basic and diluted earnings per share for the three month periods ended December 31, 1997 and 1996, which are the same as calculated for the Company, was computed based upon weighted average shares outstanding of 433,267 and 431,190, respectively, which gives effect to a reduction for the 25,454 and 31,685 unallocated shares held by the Foundation Bancorp, Inc. Employee Stock Ownership Plan (the "ESOP") at such dates, respectively, in accordance with Statement of Position 93-6 ("SOP 93-6") issued by the American Institute of Certified Public Accountants. Earnings per share for the six month periods ended December 31, 1997 and 1996, was computed based upon weighted average shares outstanding of 432,267 and 431,190, respectively.

4.    Effects of Recent Accounting Pronouncements
      -------------------------------------------

      In June 1996, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which established accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. The standards are based on a consistent application of a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred and ceases recognizing financial assets when control has been surrendered and ceases recognizing liabilities when they have been extinguished. SFAS No. 125 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 125 supersedes SFAS No. 122. SFAS No. 125 is effective for transactions occurring after December 31, 1996. Management does not expect an impact from adoption of SFAS No. 125.

      In March 1997, the FASB issued SFAS No. 128, "Earnings Per Share," which is effective for periods ending after December 15, 1997, including interim periods. SFAS No. 128 simplifies the calculation of earnings per share ("EPS") by replacing primary EPS with basic EPS. It also requires dual presentation of basic EPS and diluted EPS for entities with complex capital structures. Basic EPS includes no dilution and is computed by dividing income available to common shareholders by the weighted-average common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in earnings such as stock options, warrants or other common stock equivalents. All prior period EPS data must be restated to conform with the new presentation.

      In February 1997, the FASB issued SFAS No. 129, "Disclosures of Information about Capital Structure." SFAS No. 129 consolidates existing accounting guidance relating to disclosure about a company's capital structure. Public companies generally have always been required to make disclosures now required by SFAS No. 129 and, therefore, SFAS No. 129 should have no impact on the Company. SFAS No. 129 is effective for financial statements for periods ending after December 15, 1997.

      In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. It does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement.

      SFAS No. 130 requires that an enterprise (1) classify items of other comprehensive income by their nature in a financial statement and (2) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purpose is required.

      In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 significantly changes the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about reportable segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 uses a "management approach" to disclose financial and descriptive information about an enterprise's reportable operating segments which is based on reporting information the way that management organizes the segments within the enterprise for making operating decisions and assessing performance. For many enterprises, the management approach will likely result in more segments being reported. In addition, SFAS No. 131 requires significantly more information to be disclosed for each reportable segment than is presently being reported in annual financial statements and requires that selected information be reported in interim financial statements. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. Because the Company has no non-banking subsidiaries, SFAS No. 131 will not affect the Company.


                          FOUNDATION BANCORP, INC.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

Discussion of Financial Changes from June 30, 1997 to December 31, 1997
-----------------------------------------------------------------------

      The recent drop in interest rates has resulted in a significant increase in borrowers refinancing their mortgage loans to obtain the lower rates available in the market. This has increased repayments on mortgage-backed securities and loans receivable. Foundation is selling its current originations of fixed-rate, long-term mortgages into the secondary mortgage market. As long as the interest rate yield curve remains flat and at low levels, interest rate risk is increased by short-term deposit growth invested in fixed-rate, long-term assets. Correspondingly, Foundation is reducing the rates paid on deposits which may eventually result in asset shrinkage as the rate sensitive depositor seeks higher rates elsewhere. Foundation's strategy will be to offset the losses in the net interest margin as higher yielding assets are paid off and reinvested in short-term, liquid assets with the gains on the sales of mortgages in the secondary market. Foundation will thus mitigate rate risk by avoiding longer-term, low-rate investments and be poised to invest when rates eventually begin to rise.

      At December 31, 1997, the Company's assets totaled $36.7 million, an increase of $1.5 million, or 4.2%, over the $35.3 million at June 30, 1997. The increase in assets was primarily funded by an increase in deposits of $1.3 million, or 4.6%, and an increase in advances from borrowers for the payment of taxes, insurance and other of $198,065, or 303.5%, resulting from timing differences in the payment of semi-annual real estate taxes. These increases helped fund an increase of $2.8 million, or 84.3%, in cash and equivalents, which totaled $6.1 million at December 31, 1997. Also increasing cash and equivalents was a decrease in investment securities of $649,451, or 68.7%, resulting from maturing securities and securities with exercised call provisions. Further increasing cash and equivalents was a decrease in mortgage-backed securities of $336,595, or 7.8%, and a decrease in loans receivable of $274,314, or 1.1%, both resulting from increased repayments resulting from the aforementioned refinancing activity. Shareholder's equity totaled $7.0 million at December 31, 1997, an increase of $87,431, or 1.3%, resulting from the net earnings for the six month period and the reduction in the ESOP loan, partially offset by the $115,718 dividend paid to shareholders in August 1997.

      The Office of Thrift Supervision has three minimum regulatory capital standards for savings associations. At December 31, 1997, Foundation's capital substantially exceeded each of the requirements. The following is a summary of Foundation's approximate regulatory capital position, in dollars and as a percentage of regulatory assets at December 31, 1997:

                          ACTUAL            REQUIRED           EXCESS
                      ---------------    --------------    ---------------
                                     (Dollars in thousands)

Tangible Capital      $5,649    15.4%    $  551    1.5%    $5,098    13.9%
Core Capital          $5,649    15.4%    $1,103    3.0%    $4,546    12.4%
Risk-based Capital    $5,781    33.8%    $1,368    8.0%    $4,413    25.8%


Comparison of Operating results For the Six Months Ended December 31, 1997
--------------------------------------------------------------------------
and 1996
--------

General
-------

      The Company recorded net earnings of $148,043 for the six months ended December 31, 1997, an increase of $179,896, or 564.8%, when compared to the net loss of $31,853 for the same period of 1996. The net loss in 1996 was the result of the one-time fee of $168,364 imposed on Foundation by the Federal Deposit Insurance Corporation in September 1996 as part of legislation to recapitalize the Savings Association Insurance Fund(the "SAIF").

Net Interest Income
-------------------

      Net interest income after the provision for losses on loans, for the six months ended December 31, 1997, increased $71,379, or 15.0%, compared to the same period of 1996. This was the result of an increase in total interest income of $127,949, or 10.3%, and a decrease in the provision for losses on loans of $3,000, or 33.3%, partially offset by an increase in total interest expense of $59,570, or 7.8%. The increase in total interest income resulted primarily from an increase in interest earned on loans of $98,127, or 9.9%, from a larger portfolio, and an increase of $44,027, or 57.1%, in interest on interest bearing deposits from larger deposits in short-term investments. The increases were partially offset by a decrease in interest on mortgage-backed securities of $9,627, or 7.1%, and a decrease in interest on investment securities of $4,578, or 11.5%, both due to smaller portfolios. Interest expense on deposits for the six months ended December 31, 1997, increased $61,505, or 8.3%, when compared to the same period of 1996, the outcome of the growth in deposits, offset by the decrease in interest on borrowings of $1,935, or 8.7%, due to balances reduced by scheduled repayments.

Provision for Losses on Loans
-----------------------------

      The provision for losses on loans for the six months ended December 31, 1997, decreased $3,000, or 33.3%, as delinquency declined to minimal levels. The loan loss provision totaled $132,146 at December 31, 1997.

Other Operating Income
----------------------

      Other operating income increased $9,760, or 29.9%, for the six months ended December 31, 1997, compared to the same period in 1996, primarily due to an increase of $9,544, or 257.3%, in gains on sales of loans.

General, Administrative and Other Expense
-----------------------------------------

      General, administrative and other expense for the six months ended December 31, 1997, decreased $189,256, or 34.2%, compared to the six months ended December 31, 1996, primarily due to a decrease in federal deposit insurance premiums of $187,662, or 95.6%, after the recapitalization of the SAIF in 1996. Employee compensation and benefits decreased $29,199, or 12.6%, primarily due to the entire 1996 ESOP contribution funded in the last half of the calendar year. Other expense increased $27,439, or 54.3%, resulting from professional fees related to operating as a public stock company, the annual report, proxy and annual meeting of shareholders. The provision for federal income taxes increased $90,499, or 639.0%, on the increased net earnings for the six months ended December 31, 1997, compared to the net loss for the same period in 1996.

Comparison of Operating results For the Three Months Ended December 31, 1997
----------------------------------------------------------------------------
and 1996
--------

General
-------

      The Company recorded net earnings of $77,080 for the three months ended December 31, 1997, an increase of $9,964, or 14.8%, compared to the six months ended December 31, 1996, resulting from an increase in net interest income after provision for losses on loans of $8,713, or 3.3%, an increase in other operating income of $6,271, or 34.3%, and a decrease in general, administrative, and other expense of $2,162, or 1.2%, partially offset by an increase in federal income taxes of $7, 182, or 22.1%.

Net Interest Income
-------------------

      Net interest income after the provision for losses on loans for the three months ended December 31, 1997, increased $8.713, or 3.3%, compared to the same period in 1996, resulting from an increase in total interest income of $51,262, or 8.0%, partially offset by an increase in total interest expense of $42,549, or 11.5%. Interest income on loans increased $40,286, or 7.9%, on a larger portfolio, and an increase in interest income on interest bearing deposits of $23,263, or 50.2%, due to larger deposits in short-term, liquid funds. These were partially offset by a decrease in interest income on mortgage-backed securities of $5,491, or 8.3%, resulting from increased repayments and a lower portfolio balance, and a decrease in interest income on investment securities of $6,796, or 33.8%, due to a smaller portfolio. Interest expense on deposits for the three months ended December 31, 1997, as compared to the same period of 1996, increased 43,523, or 12.1%, due to higher weighted average costs on a larger portfolio. Interest expense on borrowings decreased $974, or 8.8%, due to lower balances resulting from scheduled repayments.

Other Operating Income
----------------------

      Other operating income for the three months ended December 31, 1997, increased $6,271, or 34.3%, compared to the same period of 1996, primarily the result of an increase in gains on sales of loans of $5,635, or 151.9%.

General, Administrative and Other Expense
-----------------------------------------

      General, administrative and other expense for the three months ended December 31, 1997, decreased $2,162, or 1.2%, compared to the same period in 1996. Employee compensation and benefits decreased $17,868, or 16.3%, primarily the result of an overaccrual in the expense of the ESOP. Federal deposit insurance premiums decreased $7,702, or 64.2%, following the recapitalization of the SAIF. These decreases were mostly offset by an increase of $23,048, or 89.2%, in other expense from professional services in connection with Securities and Exchange Commission filings and shareholder mailings in connection with Foundation's first Annual Meeting of Shareholders. Federal income taxes increased $7,182, or 22.1%, due to higher earnings.


                          FOUNDATION BANCORP, INC.
                                   10-QSB

                                   PART II

                              OTHER INFORMATION
                              -----------------


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

           None


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




Date:  February 11, 1998               /s/ Laird L. Lazelle
                                           ----------------------
                                           Laird L. Lazelle
                                           President




Date:  February 11, 1998               /s/ Dianne K. Rabe
                                           ----------------------
                                           Dianne K. Rabe
                                           Treasurer