Form 10QSB
period 1998-03-31
FOUNDATION BANCORP INC
filed 1998-05-15
CIK 1012775

                                   FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   (Mark One)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

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

                                   31-1465239
                     ---------------------------------------
                     (I.R.S. Employer Identification Number)

                  25 Garfield Place, Cincinnati, Ohio     45202
               ---------------------------------------------------
               (Address of principal executive offices) (zip Code)

Registrant's telephone number, including area code: (513)721-0120

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                [X] Yes       [ ] No

State the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date.

Common shares, no par value              Outstanding at March 31, 1998:  462,875

                            FOUNDATION BANCORP, INC.
                                   FORM 1O-QSB
                          QUARTER ENDED MARCH 31, 1998


                         Part l - Financial Information

Item 1 - Financial Statements

Interim financial information required by Regulation 210.10 - 01 of Regulation S - X is included in this Form 10-QSB as referenced below:


            Consolidated Statements of Financial Condition.............3

            Consolidated Statements of Earnings........................4

            Consolidated Statements of Cash Flows......................5

            Notes to Consolidated Financial Statements.................6

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations.................9

                            FOUNDATION BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                March 31,              June 30,
                                                                                  1998                   1997
                                                                                  ----                   ----
                                                                               (Unaudited)
ASSETS
------
Cash and due from banks                                                       ($     5,886)           $   170,153
Interest-bearing deposits in other financial institutions                        6,866,157              3,119,122
                                                                              ------------           ------------
                       Cash and cash equivalents                                 6,860,271              3,289,275

Investment securities-at amortized cost, approximate market value of $1,100,960 and $948,715 at March 31, 1998 and June 30,
        1997, respectively                                                       1,096,914                945,840
Mortgage-backed securities-at cost, approximate market value of
        $4,002,150 and $4,167,556 at March 31, 1998 and June 30,
         1997, respectively                                                      4,076,556              4,288,236
Loans receivable-net                                                            24,143,641             25,939,500
Office premises and equipment-at depreciated cost                                  288,766                298,934
Federal Home Loan Bank Stock-at cost                                               315,200                298,800
Accrued interest receivable on loans                                               110,582                104,415
Accrued interest receivable on mortgage-backed securities                           31,068                 33,226
Accrued interest receivable on investments and interest-bearing
          deposits                                                                  11,975                  8,732
Prepaid expenses and other assets                                                   75,710                 64,478
                                                                              ------------           ------------

                       TOTAL ASSETS                                            $37,010,683            $35,271,436
                                                                              ============           ============

LIABILITIES AND SHAREHOLDER'S EQUITY
------------------------------------
Deposits                                                                       $28,834,217             27,291,765
Advances from Federal Home Loan Bank                                               699,008                754,403
Advances by borrowers for taxes, insurance and other                               148,953                 65,271
Other liabilities                                                                  187,839                172,236
Deferred federal income taxes                                                       53,900                 53,900
                                                                              ------------           ------------

                       TOTAL LIABILITIES                                        29,923,917             28,337,575

Shareholder's equity
          Common shares-2,000,000, no par value, authorized; 462,875
                  shares issued and outstanding                                                                --
           Additional paid-in capital                                            4,341,126              4,341,126
           Unallocated shares held by Employee Stock Ownership Plan               (256,673)              (311,781)
           Retained earnings-substantially restricted                            3,002,313              2,904,516
                                                                              ------------           ------------

                       TOTAL SHAREHOLDER'S EQUITY                                7,086,766              6,933,861

                      TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY               $37,010,683            $35,271,436
                                                                              ============           ============

                            FOUNDATION BANCORP, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS

                                                                       Three months ended               Nine months ended
                                                                            March 31,                       March 31,
                                                                    ------------------------      ----------------------------
                                                                                            (Unaudited)
                                                                       1998           1997            1998           1997
                                                                       ----           ----            ----           ----
Interest income
       Loans                                                         $502,315       $504,727       $1,593,155       $1,497,439
       Mortgage-backed securities                                      60,331         67,082          186,571          202,949
       Investment securities                                           10,805         19,391           46,088           59,252
       Interest bearing deposits and other                             98,028         57,605          219,155          134,704
                                                                    ---------      ---------      -----------      -----------
               Total interest income                                  671,479        648,805        2,044,969        1,894,344

Interest expense
       Deposits                                                       399,654        367,874        1,200,751        1,107,465
       Borrowings                                                       9,834         10,821           30,255           33,176
                                                                    ---------      ---------      -----------      -----------
               Net interest expense                                   409,488        378,695        1,231,006        1,140,641

               Net interest income before provision for               261,991        270,110          813,963          753,703
                    losses on loans

Provision for losses on loans                                          (3,000)        (3,000)          (9,000)         (12,000)
                                                                    ---------      ---------      -----------      -----------

               Net interest income after provision for                258,991        267,110          804,963          741,703
                    losses on loans

Other operating income                                                 36,384         15,914           78,734           48,504

General, administrative and other expense
         Employee compensation and benefits                           108,198        110,491          310,544          342,036
         Occupancy and equipment                                       19,861         20,297           58,969           60,819
         Federal deposit insurance premiums                             4,476          4,280           13,081          200,546
         Franchise taxes                                               20,138          9,429           38,894           27,366
         Data processing                                                8,193          8,478           25,347           24,872
         Other                                                         35,307         32,212          113,281           82,747
                                                                    ---------      ---------      -----------      -----------
               Total general, administrative and other expense        196,173        185,187          560,116          738,386
                                                                    ---------      ---------      -----------      -----------

               Income (loss) before income taxes                       99,202         97,837          323,581           51,821

Provision (benefit) for federal income taxes                          (33,729)       (30,668)        (110,065)         (16,505)
                                                                    ---------      ---------      -----------      -----------

               NET EARNINGS                                          $ 65,473       $ 67,169       $  213,516       $   35,316
               EARNINGS (LOSS) PER SHARE                             $   0.15       $   0.16       $     0.49       $     0.08

                            FOUNDATION BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       For the nine months ended March 31,

                                                                                        1998                   1997
                                                                                        ----                   ----
                                                                                                (Unaudited)
Cash flows provided by (used in) operating activities:
     Net earnings (loss) for the period                                              $  213,515          $   35,316
     Adjustments to reconcile net earnings (loss) to net cash
          provided by (used in) operating activities:
          Gain on sale of loans                                                         (35,192)             (5,121)
          Depreciation and amortization                                                  10,168              13,316
          Amortization of premiums and discounts on
              mortgage-backed securities                                                  9,719              11,613
          ESOP allocation                                                                55,108              58,519
          Federal Home Loan Bank stock  dividends                                       (16,400)            (14,700)
          Provision for losses on loans                                                   9,000              12,000
          Amortization of deferred loan origination fees                                 (1,712)             (6,896)
          Deferred loan fees (costs) originated                                          (5,551)               (637)
     Effects of changes in operating assets and liabilities:
          Accrued interest receivable                                                    (7,252)              2,500
          Refundable income tax                                                              --             (10,242)
          Prepaid expenses and other assets                                             (11,232)              3,981
          Accrued expenses                                                               15,603              10,059
                                                                                    -----------         -----------
                       Net cash provided by operating activities                        235,774             109,708

Cash flows provided by (used in) investing activities:
     Purchase of mortgage-backed securities                                            (249,564)            (97,990)
     Principal repayments on mortgage-backed securities                                 450,732             433,610
     Proceeds from maturity of investment securities                                    650,000             250,000
     Purchase of investment                                                            (800,281)                 --
     Loan disbursements                                                              (8,328,411)         (4,993,705)
     Principal repayments on loans                                                    5,486,829           2,657,357
     Proceeds from sales of loans                                                     4,670,896           1,078,711
     Purchase of property and equipment                                                      --              (3,228)
                       Net cash provided by (used in) investing activities            1,880,201            (675,245)
                                                                                    -----------         -----------

Cash flows provided by (used in) financing activities:
     Net increase (decrease) in deposit accounts                                      1,542,452             406,006
     Repayment of FHLB advances                                                         (55,395)            (52,473)
     Net increase (decrease) in advances by borrowers for taxes, insurance
               and other                                                                 83,682              94,471
     Dividends paid                                                                    (115,718)                 --
     Proceeds from issuance of common shares                                                 --           4,018,087
                                                                                    -----------         -----------
                       Net cash provided by (used in) financing activities            1,455,021           4,466,091

Net increase (decrease) in cash and cash equivalents                                  3,570,996           3,900,554
Cash and cash equivalents at beginning of period                                      3,289,275           1,172,489
                                                                                    -----------         -----------
Cash and cash equivalents at end of period                                           $6,860,271          $5,073,043
                                                                                    ===========         ===========

Supplemental disclosure of cash flow information Cash paid during the period for:
         Interest expense                                                            $1,230,789          $1,142,839
         Income taxes                                                                    43,378                  --

                            FOUNDATION BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            For the nine months ended
                             March 31, 1998 and 1997

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

1.       BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the nine months ended March 31, 1998 and 1997, are not necessarily indicative of the results which may be expected for an entire fiscal year.

2.       PRINCIPLES OF CONSOLIDATION

         The accompanying consolidated financial statements include the accounts of the Company and Foundation. All significant intercompany items have been eliminated.

3.       EARNINGS PER SHARE

         Basic and diluted earnings per share for the three month periods ended March 31, 1998 and 1997, which are the same as calculated for the Company, was computed based upon weighted average shares outstanding of 437,420 and 431,190, respectively, which gives effect to a reduction for the 25,454 and 31,685 unallocated shares held by the Foundation Bancorp, Inc. Employee Stock Ownership Plan (the "ESOP") at such dates, respectively, in accordance with Statement of Position 93-6 ("SOP 93-6") issued by the American Institute of Certified Public Accountants. Earnings per share for the nine month periods ended March 31, 1998 and 1997, was computed based upon weighted average shares outstanding of 433,267 and 431,190, respectively.

                            FOUNDATION BANCORP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
              For the six months ended December 31, 1997 and 1996

4.       EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS

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

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


DISCUSSION OF FINANCIAL CHANGES FROM JUNE 30, 1997 TO MARCH 31, 1998

         Foundation is continuing its recent operating strategy of selling current originations of fixed-rate, long-term mortgage loans into the secondary mortgage market. This has resulted in a decrease in loans receivable and an increase in cash and equivalents. The current yield curve does not reward long term investments, consequently Foundation's current strategy remains to sell the long-term, fixed-rate loans, reinvest the resulting funds in short-term, liquid investments, with any resulting gains on sales of loans helping to offset the reduced earnings from net interest income.

         At March 31, 1998, the Company's assets totaled $37.0 million, an increase of $1.7 million, or 4.9%, over the $35.3 million at June 30, 1997. The increase in assets was primarily funded by an increase in deposits of $1.5 million, or 5.7%, and an increase in shareholder's equity of $152,905, or 2.2%.

         Cash and equivalents increased $3.6 million, or 108.6%, and totaled $6.9 million at March 31, 1998. The increase in cash and equivalents was attributed to the increase in deposits as well as decreases in loans receivable of $1.8 million, or 6.9%, and mortgage-backed securities of $211,680, or 4.9%, both resulting from refinancing activity. Investment securities totaled $1.1 million at March 31, 1998, an increase of $151,074, or 16.0%, as excess funds were invested at higher yields. Advances by borrowers for taxes and insurance increased $83,682, or 128.2%, the result of timing differences in the payment of real estate taxes. Shareholder's equity totaled $7.1 million at March 31, 1998, an increase of $152,905, or 2.2%, resulting from the net earnings for the nine months, and a reduction in the ESOP loan, partially offset by the $115,718 dividend paid to shareholders in August 1997. The $37.0 in assets at March 31, 1998, marks an all-time high in total assets for Foundation.

         The Office of Thrift Supervision has three minimum regulatory capital standards for savings associations. At March 31, 1998, Foundation's capital substantially exceeded each of the requirements. The following is a summary of Foundation's regulatory capital position, in dollars and as a percentage of regulatory assets, at March 31, 1998:

                             ACTUAL             REQUIRED            EXCESS
                             ------             --------            ------
                                        (Dollars in  thousands)
Tangible Capital         $5,707   15.4%      $  555   1.5%     $5,152    13.9%
Core Capital             $5,707   15.4%      $1,110   3.0%     $4,597    12.4%
Risk-based Capital       $5,832   35.3%      $1,310   8.0%     $4,522    27.3%

         Foundation is working diligently on its exposure to the Year 2000 computer problems. Foundation's primary exposure is from its main frame computer service provider, BISYS. Management has been informed that BISYS will be Year 2000 compliant by December 31, 1998. Foundation also plans to be Year 2000 compliant by December 31, 1998 at a cost of approximately $30,000. This involves upgrading Foundation's in-house computers which are outdated as to Year 2000 processing.

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED MARCH 31, 1998
AND 1997

General

         The Company recorded net earnings of $213,516 for the nine months ended March 31, 1998, compared to net earnings of $35,316 for the same period of 1997, an increase of $178,200, or 504.6%. The net earnings for fiscal 1997 were impacted by the one-time assessment of $168,364 imposed on Foundation by the Federal Deposit Insurance Corporation in September 1996 as part of legislation to recapitalize the Savings Association Insurance Fund (the "SAIF").

Net Interest Income

         Net interest income after provision for losses on loans for the nine months ended March 31, 1998, increased $63,260, or 8.5%, compared to the same period of 1997. This was the result of an increase in total interest income of $150,625, or 8.0%, partially offset by an increase in total interest expense of $90,365, or 7.9%. The increase in total interest income resulted principally from an increase in interest earned on loans of $95,716, or 6.4%, primarily due to higher portfolio balances over most of the nine months period, plus an increase in interest on interest bearing deposits and other of $84,451, or 62.7%. These increases were partially offset by a decrease in interest on mortgage-backed securities of $16,378, or 8.1%, due to a smaller portfolio and higher premium expense, and a decrease in interest on investment securities of $13,164, or 22.2%, resulting from lower portfolio balances. Interest expense on deposits increased $93,286, or 8.4%, due to higher portfolio balances. Interest expense on advances from the Federal Home Loan Bank decreased $2,921, or 8.8%, due to lower balances resulting from scheduled payments.

Provision for Losses on Loans

         The provision for losses on loans for the nine months ended March 31, 1998, decreased $3,000, or 25.0%, as a result of declining delinquencies. The loan loss allowance totaled $135,146 at March 31, 1998.

Other Operating Income

         Other operating income increased $30,230, or 62.3%, for the nine months ended March 31, 1998 as the result of higher gains on sales of loans. Loan sales totaled $4.7 million for the 1998 period compared to $1.1 million for the 1997 period.

General, Administrative and Other Expense

         General, administrative and other expense for the nine months ended March 31, 1998, decreased $178,270, or 24.1%, primarily due to the effect of the SAIF recapitalization expense paid in September 1996, and decreased employee compensation and benefits which were partially offset by higher franchise taxes and other expenses. Employee compensation and benefits decreased $31,492, or 9.2%, primarily due to the payment of the entire 1996 ESOP contribution in the last half of the calendar year. Federal deposit premiums decreased $187,465, or 93.5%, resulting from the SAIF recapitalization premium in 1996. Franchise taxes increased $11,528, or 42.1%, as franchise taxes more than doubled starting January 1998 due to the higher amount of capital following the stock conversion. Other expense increased $30,534, or 36.9%, resulting from professional fees related to operating as a public stock company, the annual report and the annual meeting. Federal taxes increased $93,560, or 566.9%, as a result of the higher net earnings.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND
1997

General

         The Company recorded net earnings of $65,473 for the three months ended March 31, 1998, a decrease of $1,696, or 2.5%, compared to the net earnings of $67,169 for the three months ended March 31, 1997. The decrease was principally the result of the increase in franchise taxes of $10,709, or 113.6%, and higher federal taxes of $3,061, or 10.0%. Franchise taxes more than doubled beginning January 1998 as the franchise tax on the new capital raised in the conversion began to be taxed, and the federal tax provision is calculated at a higher rate due to the increased earnings for the fiscal year.

Net Interest Income

         Net interest income after provision for losses on loans for the three months ended March 31, 1998, decreased $8,119, or 3.0%, compared to the same period of 1997, the result of an increase in total interest income of $22,674, or 3.5%, offset by an increase in net interest expense of $30,793, or 8.1%. Interest income on loans decreased $2,412, or 0.5%, due to lower portfolio balances resulting from the refinancing and sales of loans. Interest on mortgage-backed securities decreased $6,751, or 10.1%, and interest on investment securities decreased $8,586, or 44.3%, both due to lower portfolio balances. The decreases in total interest income were offset by increased interest on interest bearing deposits and other of $40,423, or 70.2%, due to the increased totals in cash and equivalents, also resulting from the refinancing and sale of loans. Interest expense on deposits increased $31,780, or 8.6%, as deposit totals reached record highs.

Other Operating Income

         Other operating income for the three months ended March 31, 1998 increased $20,470, or 128.6%, compared to the same period of 1997 as the result of increased gains on loan sales.

General, Administrative and Other Expense

         General, administrative and other expense for the three months ended March 31, 1998, decreased $10,986, or 5.9%, compared to the same period in 1997. Employee compensation and benefits decreased $2,293, or 2.1%. Franchise taxes increased $10,709, or 113.6% and other expenses increased $3,095, or 9.6%, primarily due to higher professional services in connection with Securities and Exchange Commission filings. Federal taxes increased $3,061, or 10.0%, despite the lower earnings for the quarter due to a higher provision for taxes based on higher earnings for the fiscal year.

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




                                            ------------------------------------
Date:    May ___, 1998                      Laird L. Lazelle
                                            President




                                            ------------------------------------
Date:    May ___, 1998                      Dianne K. Rabe
                                            Treasurer