Form 10KSB40
period 1998-06-30
FOUNDATION BANCORP INC
filed 1998-09-28
CIK 1012775

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended June 30, 1998

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______________ to ___________________

                         Commission File Number: 0-21297

                            FOUNDATION BANCORP, INC.
                -------------------------------------------------
                 (Name of small business issuer in its charter)

                                      Ohio                                          31-1465239
                         -------------------------------                     ----------------------
                         (State or other jurisdiction of                        (I.R.S. Employer
                          incorporation or organization)                     Identification Number)

                       25 Garfield Place, Cincinnati, Ohio                            45202
                     ----------------------------------------                      ---------
                     (Address of principal executive offices)                      (Zip Code)

                    Issuer's telephone number: (513) 721-0120
                                              ---------------

           Securities registered pursuant to Section 12(b) of the Act:

                                     None                                            None
                               ----------------                            ----------------------
                               (Title of Class)                            (Name of each exchange
                                                                           on which registered)

           Securities registered pursuant to Section 12(g) of the Act:

                      Common shares, no par value per share
                   ------------------------------------------
                                (Title of Class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such requirements for the past 90 days. Yes X No
                                                           ---   ---

         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the price of shares of the Registrant in the most recent trade reported by the National Daily Quotation Service, as of September 1, 1998, was $1,451,000. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant).

         As of September 1, 1998, there were 462,875 of the Registrant's common shares issued and outstanding.

         The Registrant's revenues for the fiscal year ended June 30, 1998, were $2,814,241.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Part II of Form 10-KSB - Portions of 1998 Annual Report to Shareholders
   Part III of Form 10-KSB - Portions of Proxy Statement for the 1998 Annual
                            Meeting of Shareholders

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

         LOAN PORTFOLIO COMPOSITION. The following table presents certain information regarding the composition of the loan portfolio of Foundation at the dates indicated:


                                                                          At June 30,
                                   ------------------------------------------------------------------------------------------
                                              1998                             1997                           1996
                                   ----------------------------- ---------------------------------- -------------------------
                                                       Percent                        Percent                        Percent
                                                      of total                        of total                      of total
                                      Amount            loans          Amount          loans          Amount          loans
                                      ------            -----          ------          -----          ------          -----
                                                                     (Dollars in thousands)
Real estate loans:
   One- to four-family                $19,278           88.25%         $23,817          91.82%        $20,950         90.04%
   Nonresidential                       1,269            5.81            1,118           4.31           1,287          5.53
   Multifamily                          1,285            5.88              968           3.73             903          3.88
Consumer loans:
   Passbook loans                          26             .12               27           0.10              56          0.24
   Other consumer loans                   132             .60              389           1.50             296          1.27
                                      -------          ------          -------         ------         -------        ------
Total loans                           $21,990          100.66%         $26,319         101.46%        $23,492        100.97%

Less:
   Loans in process                         -               -              237           0.91              89          0.38
   Allowance for loan losses              138             .63              126           0.49             111          0.48
   Deferred loan fees                       6             .03               17           0.07               25         0.11
                                      -------          ------          -------         ------         -------        ------
     Net loans                        $21,846          100.00%         $25,939         100.00%        $23,267        100.00%
                                      =======          ======          =======         ======         =======        ======

         LOAN MATURITY. The following table sets forth certain information as of June 30, 1998, regarding the dollar amount of loans maturing in the portfolio of Foundation based on their contractual terms to maturity. Demand loans, home equity loans and other loans having no stated schedule of repayments or no stated maturity are reported as due in one year or less.

                            Due during the year ending        Due 4-5      Due 6-10     Due 11-20      Due more
                                    June 30,                   years         years        years         than 20
                           ------------------------------      after         after        after       years after
                            1999        2000       2001       6/30/98       6/30/98      6/30/98        6/30/98        Total
                            ----        ----       ----       -------       -------      -------        -------        -----

Real estate loans:
   One- to four-family      $508        $688        $686       $1,465        $3,709        $3,776        $8,446       $19,278
   Multifamily                30          40          44           91           297           329           454         1,285
   Nonresidential             51          60          53          116           377           452           160         1,269
Consumer loans                39          58          28           33             -             -             -           158
                            ----        ----        ----       ------       -------        ------        ------       -------
Total                       $628        $846        $811       $1,705        $4,383        $4,557        $9,060       $21,990
                            ====        ====        ====       ======        ======        ======        ======       =======


         The table below sets forth the dollar amount of all loans due after one year from June 30, 1998, which have predetermined interest rates and loans which have floating or adjustable interest rates:

                                Due more than one year after
                                        June 30, 1998
                                  --------------------------
                                       (In thousands)

Fixed rates of interest                    $14,155
Adjustable rates of interest                 7,207
                                           -------
                                           $21,362
                                           =======

         LOANS SECURED BY ONE- TO FOUR-FAMILY REAL ESTATE. The principal lending activity of Foundation is the origination of permanent conventional loans secured by one- to four-family residences, primarily single-family residences, located within Foundation's primary market area. Each of such loans is secured by a first mortgage on the underlying real estate and improvements thereon, if any. At June 30, 1998, Foundation's one- to four-family residential real estate loan portfolio was approximately $19.3 million, or 88.25% of total loans.

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

         Multifamily lending is generally considered to involve a higher degree of risk than one- to four-family residential lending because the borrower typically depends upon income generated by the project to cover operating expenses and debt service. The profitability of a project can be affected by economic conditions, government policies and other factors beyond the control of the borrower. Foundation attempts to reduce the risk associated with multifamily lending by evaluating the creditworthiness of the borrower and the projected income from the project and by obtaining personal guarantees on loans made to corporations and partnerships. Foundation requests that borrowers with large balances to submit rent rolls and financial statements annually to enable Foundation to monitor loans secured by multifamily properties.

         At June 30, 1998, loans secured by multifamily properties totaled approximately $1.3 million, or 5.88% of total loans.

         LOANS SECURED BY NONRESIDENTIAL REAL ESTATE. At June 30, 1998, approximately $1.3 million, or 5.81%, of Foundation's total loans were secured by permanent mortgages on nonresidential real estate. Such loans have both fixed and adjustable rates, terms of up to 20 years and LTVs of up to 70%. Among the properties securing nonresidential real estate loans are office buildings and other nonresidential properties located in Foundation's primary market area.

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

         COMMERCIAL LOANS. In the past, Foundation has made commercial loans to businesses in its primary market area. Such loans are typically secured by a security interest in inventory, accounts receivable or other assets of the borrower. At June 30, 1998, Foundation had no commercial loans in its portfolio.

         CONSUMER LOANS. Foundation occasionally makes various types of consumer loans, including loans made to depositors and secured by their deposit accounts, automobile loans and other secured loans and unsecured personal loans. Consumer loans are made at fixed rates of interest and for terms of up to five years. At June 30, 1998, Foundation had approximately $158,000 or .72% of total loans, invested in consumer loans.

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

         Under Foundation's loan guidelines, if a real estate loan application is approved, an attorney's title opinion or title insurance is obtained on the real estate which will secure the mortgage loan. Borrowers are required to carry satisfactory fire and casualty insurance and flood insurance, if applicable, and to name Foundation as an insured mortgagee.

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

         LOAN ORIGINATIONS, PURCHASES AND SALES. Foundation has sold a limited number of loans in the secondary market in prior years. The volume of loan sales increased significantly during the second half of 1998 fiscal year due to the significant decline in market rates. Foundation sells loans in order to improve its liquidity or to manage its interest rate risk. Foundation has released the right to service virtually all of the loans it has sold.

         The following table presents the loan origination activity of Foundation for the periods indicated:

                                                               Year ended June 30,
                                                   -------------------------------------------------
                                                    1998                 1997                 1996
                                                   -------              -------              -------
                                                                   (In thousands)

Loans receivable-beginning of period               $25,939              $23,267              $20,511
Loans originated:
   One- to four-family residential                  10,266                7,210                7,954
   Nonresidential                                      166                   58                  304
   Multifamily                                         609                  120                  329
   Consumer                                            378                  264                  119
                                                   -------              -------              -------
     Total loans originated                         11,419                7,652                8,706

Reductions:
Principal repayments                                 8,051                3,748                5,194
Loans sold                                           7,171                1,077                  692
Transferred to real estate owned                        54                    -                    -
                                                   -------              -------              -------
Total reductions                                    15,276                4,825                5,886
Other items, net (1)                                  (236)                (155)                 (64)
                                                   -------              -------              -------
Loans receivable, end of period                    $21,846              $25,939              $23,267
                                                   =======              =======              =======
-----------------------------

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

         Based on such limits, Foundation was able to lend $850,000 to one borrower at June 30, 1998. The largest amount Foundation had outstanding to one borrower and related persons or entities at June 30, 1998, was approximately $630,800 consisting of six loans, the largest of which was approximately $224,390. Each of such loans is secured by commercial or residential real estate.

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

         The following table reflects the amount of Foundation's loans in a delinquent status as of the dates indicated:

                                                               At June 30,
                           ----------------------------------------------------------------------------------------------
                                     1998                           1997                              1996
                           --------------------------- --------------------------------- --------------------------------
                                              Percent                          Percent                          Percent
                                              of total                        of total                          of total
                            Number   Amount    loans     Number     Amount      loans     Number     Amount      loans
                            ------   ------    -----     ------     ------      -----     ------     ------      -----
                                                               (Dollars in thousands)

  Loans delinquent for:
    30 - 59 days                 1       $70     0.32%        1        $71       0.27%        4         $149      0.64%
    60 - 89 days                 -         -       -          -          -          -         2          121      0.52
    90 days and over             -         -       -          1          1        .01         -            -          -
                                 -       ---     ----         -        ---       ----         -         ----      ----
     Total delinquent loans      1       $70     0.32%        2        $72       0.28%        6         $270      1.16%
                                 =       ===     ====         =        ===       ====         =         ====      ====



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

         The following table sets forth information with respect to the accrual and nonaccrual status of Foundation's loans and other nonperforming assets at the dates indicated:

                                                                               At June 30,
                                                              --------------------------------------------------
                                                              1998                  1997                   1996
                                                              ----                  ----                   -----
                                                                            (Dollars in thousands)

Accruing loans delinquent 90+ days                            $    -               $     -               $     -

   Nonperforming loans                                        $    -               $     -               $     -
                                                              ======               =======               =======
   Real estate owned                                          $   54                     -                     -
                                                              ------               -------               -------
     Total nonperforming assets                               $   54               $     -               $     -
                                                              ======               =======               =======
     Allowance for loan losses                                $  138               $   126               $   111
                                                              ======               =======               =======
     Nonperforming assets as a percent of total assets          0.15%                 0.00%                 0.00%

     Nonperforming loans as a percent of total loans            0.00%                 0.00%                 0.00%

     Allowance for loan losses as a percent of
       nonperforming loans                                      0.00%                 0.00%                 0.00%


         For the year ended June 30, 1998, Foundation had no interest income which would have been recorded had nonaccruing loans been current in accordance with their original terms. During such period, Foundation recorded no interest on such loans.

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

         The aggregate amounts of Foundation's classified assets at the dates indicated were as follows:

                                                              At June 30,
                                             --------------------------------------------------
                                             1998                  1997                   1996
                                             ----                  ----                   ----
                                                              (In thousands)

Classified assets:
   Special mention                             $54                  $216                   $  -
   Substandard                                   -                     -                    305
   Doubtful                                      -                     -                      -
   Loss                                          -                     -                      -
                                            ------               -------                 ------
    Total classified assets                    $54                  $216                   $305
                                            ======               =======                 ======


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

         The following table sets forth an analysis of Foundation's allowance for loan losses for the periods indicated:

                                                                     Year ended June 30,
                                                  ------------------------------------------------------------
                                                  1998                      1997                       1996
                                                  ----                      ----                       ----
                                                                   (Dollars in thousands)

Balance at beginning of period                     $126                      $111                      $  98

Charge-offs (1)                                       -                         -                        (31)
Recoveries (1)                                        -                         -                        ( -)
                                                   ----                      ----                       ----
Net (charge-offs) recoveries (1)                      -                         -                        (31)

Provision for loan losses                            12                        15                         44
                                                   ----                      ----                       ----

Balance at end of period                           $138                      $126                       $111
                                                   ====                      ====                       ====

Ratio of net (charge-offs) recoveries
   to average loans outstanding
   during the period                                  -                         -                      (0.13)%

Ratio of allowance for loan losses
   to total loans                                   0.63%                     0.48%                     0.47%
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

         The following table sets forth the composition of Foundation's interest-bearing deposits and investment securities at the dates indicated:

                                                                       At June 30,
                                 -------------------------------------------------------------------------------------------
                                            1998                           1997                             1996
                                 Carrying value    Fair value  Carrying value    Fair value   Carrying value     Fair value
                                 --------------    ----------  --------------    ----------   --------------     ----------
                                                                    (Dollars in thousands)

Interest-bearing deposits        $       97      $        97     $     54      $      54      $      80         $      80
Certificates of deposit                 300             300             -              -              -                 -

Investment securities:
   Federal funds                      6,016           6,016         3,065          3,065          1,032             1,032
   U.S. Government obligations        2,947           2,944           946            949            900               901
   FHLB stock                           321             321           299            299            279               279
   Mortgage-backed securities         3,966           3,905         4,288          4,168          4,641             4,554
                                 ----------      ----------       -------      ---------      ---------         ---------

     Total investments           $   13,647      $   13,583       $ 8,652      $   8,535      $   6,932         $   6,846
                                 ==========      ==========       =======      =========      =========         =========

         The maturities of Foundation's interest-bearing deposits and investment securities at June 30, 1998, are indicated in the following table:

                                                                                      At June 30,  1998
                             ----------------------------------------------------------------------------------
                                                           After one through               After five
                                 One year or less              five years             through ten years
                             ---------------------       ---------------------       ---------------------
                             Carrying      Average       Carrying      Average       Carrying      Average
                               value        yield         value         yield         value         yield
                             --------      -------       --------      -------       --------      -------
                                                                                     (Dollars in thousands)

Interest-bearing deposits    $     97        5.80%      $       -           -%       $     -            -%
Investment securities:
   Federal funds                6,016        6.30
   U.S. Government
     obligations                    -           -           2,947        6.05              -            -
   Mortgage-backed                 32        7.44              24        8.62            279         6.02
     securities
   FHLB stock
   Certificates of deposit          -           -             300        6.18              -            -
                             --------                   ---------                    -------

     Total                   $  6,145        6.30%      $   3,271        6.08%       $   279         6.02%
                             ========                   =========                    =======


                                                                                      At June 30,  1998
                             ----------------------------------------------------------------------------------
                                                           After one through               After five
                                 One year or less              five years             through ten years
                             ---------------------       ---------------------       ---------------------
                             Carrying      Average       Carrying      Average       Carrying      Average
                               value        yield         value         yield         value         yield
                             --------      -------       --------      -------       --------      -------
                                                                                     (Dollars in thousands)

Interest-bearing deposits    $     54        6.10%      $       -             -%       $   -            -%
Investment securities:
   Federal funds                3,065        5.63               -              -           -            -
   U.S. Government
     obligations                    -           -             946           6.76           -            -
   Mortgage-backed                134        7.16              58           7.31          83         7.02
     securities
   FHLB stock                       -           -               -              -           -            -
                             --------                   ---------                    -------
     Total                   $  3,253        5.70%      $   1,004          6.79%       $  83         7.02%
                             ========                   =========                    =======


                            ------------------------------------------------------
                                    After ten
                                      years                        Total
                              ---------------------       ----------------------
                              Carrying      Average       Carrying      Weighted
                               value         yield         value     average yield
                              --------      -------       --------      --------


Interest-bearing deposits   $       -             -%    $       97         5.80%
Investment securities:
   Federal funds                                              6,016        6.30
   U.S. Government
     obligations                    -             -           2,947        6.05
   Mortgage-backed              3,631          6.45           3,966        6.44
     securities
   FHLB stock                     321          7.25             321        7.25
   Certificates of deposit          -             -             300        6.18
                            ---------                   -----------
     Total                  $   3,952          6.52%    $    13,647        6.30%
                            =========                   ===========



                            ------------------------------------------------------
                                    After ten
                                      years                        Total
                              ---------------------       ----------------------
                              Carrying      Average       Carrying
                               value         yield         value     average yield
                              --------      -------       --------      --------


Interest-bearing deposits   $       -              -%     $     54        6.10%
Investment securities:
   Federal funds                    -              -         3,065        5.63
   U.S. Government
     obligations                    -              -           946        6.76
   Mortgage-backed              4,013           6.13         4,288        6.20
     securities
   FHLB stock                     299           7.25           299        7.25
                            ---------                   -----------

     Total                  $   4,312           6.21%     $  8,652        6.09%
                            =========                   ===========

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

         DEPOSITS. Deposits are attracted principally from within Foundation's primary market area. Although Foundation offers a broad selection of deposit instruments, including NOW accounts, demand deposit accounts, money market accounts, regular passbook savings accounts, term certificate accounts, IRAs and Keogh accounts, certificates of deposit have historically been Foundation's principal source of deposits. The Bank's single location in downtown Cincinnati is not conducive to attracting lower-cost transaction accounts.

         At June 30, 1998, Foundation's certificates of deposit totaled $25.8 million, or 92.23% of total deposits. Of such amount, approximately $19.0 million in certificates of deposit mature within one year. Based on past experience and Foundation's prevailing pricing strategies, management believes that a substantial percentage of such certificates will be renewed with Foundation at maturity. If there is a significant deviation from historical experience, Foundation can utilize borrowings from the FHLB of Cincinnati as an alternative source of funds.

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

         The following table sets forth the dollar amount of deposits in the various types of accounts offered by Foundation at the dates indicated:

                                                                              At June 30,
                                            ------------------------------------------------------------------------------------
                                                     1998                          1997                           1996
                                            -----------------------        -----------------------       ------------------------
                                                           Percent                        Percent                        Percent
                                                           of total                      of total                       of total
                                             Amount        deposits        Amount        deposits        Amount         deposits
                                             ------        --------        ------        --------        ------         --------
                                                                            (Dollars in thousands)
Transaction accounts:
 Passbook savings accounts (1)              $      714       2.55           $    791         2.90%        $    996         3.70%
 NOW and money market accounts (2)               1,464       5.22              1,733         6.35            1,947         7.22

   Total transaction accounts                    2,178       7.77              2,524         9.25            2,943        10.92
                                            ----------      -----           --------        -----         --------        -----

Certificates of deposit
    3.00% or less                                   84        .30                 50         0.18              102         0.38
    3.01 -  5.00%                                7,538      26.90                347         1.27            1,546         5.74
    5.01 -  7.00%                               18,223      65.03             24,371        89.30           22,221        82.45
    7.01 -  9.00%                                    -          -                  -            -              139         0.52
                                            ----------      -----           --------        -----         --------        -----

   Total certificates of deposit (3)            25,845      92.23             24,768        90.75           24,008        89.08
                                            ----------      -----           --------        -----         --------        -----

   Total deposits                           $   28,023     100.00%          $ 27,292       100.00%        $ 26,951       100.00%
                                            ==========     ======           ========       ======         ========       ======
-----------------------------

(1) The weighted average rate on passbook savings accounts was 2.56%, 2.56% and 2.50% at June 30, 1998, 1997 and 1996, respectively.

(2) The weighted average rate on NOW and money market accounts was 2.28%, 2.45% and 2.49% at June 30, 1998, 1997 and 1996, respectively.

(3) The weighted average rate on all certificates of deposit was 5.92%, 5.94% and 5.82% at June 30, 1998, 1997 and 1996, respectively.


         The following table shows rate and maturity information for Foundation's certificates of deposit at June 30, 1998:

                                                         Amount due
                               -----------------------------------------------------------------
                                                Over         Over
                                  Up to      1 year to    2 years to       Over
        Rate                    one year      2 years      3 years       3 years        Total
        ----                    --------      -------      -------       -------        -----
                                                         (In thousands)

3.00% or less                  $       84   $        -    $      -     $       -      $       84
3.01% to 5.00%                        671        4,718         786         1,363           7,538
Over 5.01%                         18,223            -           -             -          18,223
                               ----------   ----------    --------     ---------      ----------

 Total certificates of deposit $   18,978   $    4,718    $    786     $   1,363      $   25,845
                               ==========   ==========    ========     =========      ==========

         The following table presents the amount of Foundation's certificates of deposit of $100,000 or more by the time remaining until maturity at June 30, 1998:

                   Maturity                             Amount
                   --------                             ------
                                                    (In thousands)

         Three months or less                         $   660
         Over 3 months to 6 months                        425
         Over 6 months to 12 months                     1,099
         Over 12 months                                   569
                                                      -------

             Total                                    $ 2,753
                                                      =======

         The following table sets forth Foundation's deposit account balance activity for the fiscal years ended June 30, 1998, 1997 and 1996:

                                                      Year ended June 30,
                                          ------------------------------------------
                                            1998              1997             1996
                                            ----              ----             ----
                                                       (In thousands)

Beginning balance                           $27,292          $26,951         $27,737
Net decrease before interest
   credited                                    (876)          (1,146)         (2,326)
Interest credited                             1,606            1,487           1,540
                                            -------          -------         -------
Ending balance                              $28,022          $27,292         $26,951
                                            =======          =======         =======
  Net increase (decrease)                   $   730          $   341         $  (786)
                                            =======          =======         =======


         BORROWINGS. The FHLB functions as a central reserve bank providing credit for its member institutions and certain other financial institutions. As a member in good standing of the FHLB of Cincinnati, Foundation is authorized to apply for advances from the FHLB of Cincinnati, provided certain standards of creditworthiness have been met. Under current regulations, an association must meet certain qualifications to be eligible for FHLB advances. The extent to which an association is eligible for such advances will depend upon whether it meets the Qualified Thrift Lender Test (the "QTL Test"). If an association meets the QTL Test, it will be eligible for 100% of the advances it would otherwise be eligible to receive. If an association does not meet the QTL Test, it will be eligible for such advances only to the extent it holds specified QTL Test assets. At June 30, 1998, Foundation was in compliance with the QTL Test.

         In prior years, Foundation had obtained advances from the FHLB of Cincinnati as indicated in the following table:

                                                                     Year ended June 30,
                                                         -------------------------------------------
                                                            1998              1997             1996
                                                            ----              ----             ----
                                                                   (Dollars in thousands)

Average balance outstanding                               $   714          $   790         $   906
Maximum amount outstanding at any month end during
    the period                                                748              819           1,186
Balance outstanding at end of period                          680              754             825
Weighted average interest rate during the period             4.93%            5.59%           5.63%
Weighted average interest rate at end of period              5.53%            5.52%           5.50%


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

EMPLOYEES

         As of June 30, 1998, Foundation had eight full-time employees and no part-time employees.

YEAR 2000

         Foundation's operations, like those of most financial institutions, depend almost entirely on computer systems. Foundation is addressing the potential problems associated with the possibility that the computers which control or operate Foundation's operating systems, facilities and infrastructure may not be programmed to read four-digit date codes and, upon arrival of the year 2000, may recognize the two-digit code "00" as the year 1900, causing systems to fail to function or to generate erroneous data. Foundation is working with the companies that supply or service its computer-operated or computer-dependent systems to identify and remedy any year-2000 related problems.

         At this time, no specific material expenses have been identified which are reasonably likely to be incurred by Foundation in connection with year-2000 issues and Foundation does not expect to incur significant expense to implement corrective measures. No assurance can be given at this time, however, that significant expense will not be incurred in future periods. In the event that Foundation is ultimately required to purchase replacement computer systems, programs and equipment, or that substantial expense must be incurred to make Foundation's current systems, programs and equipment year-2000 compliant, the Company's net income and financial condition could be adversely affected. While Foundation is endeavoring to ensure that its computer-dependent operations are year-2000 compliant, no assurance can be given that some year-2000 problems will not occur.

         In addition to possible expense related to its own systems, the Company could incur losses if year-2000 issues adversely affect Foundation's depositors or borrowers. Such problems could include delayed loan payments due to year-2000 problems affecting any of Foundation's significant borrowers or impairing the payroll systems of large employers in Foundation's primary market area. Because Foundation's loan portfolio is highly diversified with regard to individual borrowers and types of businesses and Foundation's primary market area is not significantly dependent upon one employer or industry, Foundation does not expect any significant or prolonged year-2000 related difficulties that will affect net earnings or cash flow.


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

         Congress is considering legislation to eliminate the federal savings and loan charter and the separate federal regulation of savings and loan associations. Pursuant to such legislation, Congress may eliminate the OTS and Foundation may be regulated under federal law as a bank or be required to change its charter. Such change in regulation or charter would likely change the range of activities in which Foundation may engage and would probably subject Foundation to more regulation by the FDIC. In addition, the Company might become subject to a different set of holding company regulations limiting the activities in which the Company may engage and subjecting the Company to additional regulatory requirements, including separate capital requirements. At this time, the Company cannot predict when or whether Congress may actually pass legislation regarding OSFS's and Foundation's regulatory requirements or charter. Although such legislation, if enacted, may change the activities in which the Company or Foundation are authorized to engage, it is not anticipated that the current activities of either the Company or Foundation will be materially affected by those activity limits.

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

         CONTROL SHARE ACQUISITION. Section 1701.831 of the Ohio Revised Code (the "Control Share Acquisition Statute") requires that, with certain exceptions, acquisitions of voting securities which would result in the acquiring shareholder owning 20%, 33-1/3% or 50% of the outstanding voting securities of an Ohio corporation (a "Control Share Acquisition") must be approved in advance by the holders of at least a majority of the outstanding voting shares of such corporation represented at a meeting at which a quorum is present and a majority of the portion of the outstanding voting shares represented at such a meeting excluding the voting shares owned by the acquiring shareholder, by certain other persons who acquire or transfer voting shares after public announcement of the acquisition or by certain officers of the corporation or directors of the corporation who are employees of the corporation. The Control Share Acquisition Statute was intended, in part, to protect shareholders of Ohio corporations from coercive tender offers.

         TAKEOVER BID STATUTE. Ohio law provides that an offeror may not make not make a tender offer or request or invitation for tenders that would result in the offeror beneficially owning more than ten percent of any class of the target company's equity securities unless such offeror files certain information with the Ohio Division of Securities (the "Securities Division") and provides such information to the target company and the offerees within Ohio. The Securities Division may suspend the continuation of the control bid if the Securities Division determines that the offeror's filed information does not provide full disclosure to the offerees of all material information concerning the control bid. The statue also provides that an offeror may not acquire any equity security of a target company within two years of the offeror's previous acquisition of any equity security of the same target company pursuant to a control bid unless the Ohio offerees may sell such security to the offeror on substantially the same terms as provided by the previous control bid. The statute does not apply to a transaction if either the offeror or the target company is a savings and loan holding company and the proposed transaction requires federal regulatory approval.

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

         OTS regulations require that savings associations maintain "risk-based capital" in an amount not less than 8% of their risk-weighted assets. Risk-based capital is defined as core capital plus certain additional items of capital, which in the case of Foundation includes allowances for loan and lease losses at June 30, 1998.

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

         The OTS has adopted regulations governing prompt corrective action to resolve the problems of capital deficient and otherwise troubled savings associations. At each successively lower defined capital category, an association is subject to more restrictive and more numerous mandatory or discretionary regulatory actions or limits, and the OTS has less flexibility in determining how to resolve the problems of the institution. In addition, the OTS generally can downgrade an association's capital category, notwithstanding its capital level, if, after notice and opportunity for hearing, the association is deemed to be engaging in an unsafe or unsound practice because it has not corrected deficiencies that resulted in it receiving a less than satisfactory examination rating on matters other than capital or it is deemed to be in an unsafe or unsound condition. All undercapitalized associations must submit a capital restoration plan to the OTS within 45 days after becoming undercapitalized. Such associations will be subject to increased monitoring and asset growth restrictions and will be required to obtain prior approval for acquisitions, branching and engaging in new lines of business. Furthermore, critically undercapitalized institutions must be placed in conservatorship or receivership within 90 days of reaching that capitalization level, except under limited circumstances. Foundation's capital at June 30, 1998, met the standards for the highest category, a "well-capitalized" institution.

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

         LIQUIDITY. OTS regulations require that a savings association maintain an average daily balance of liquid assets (cash, certain time deposits, bankers' acceptances and specified United States government, state or federal agency obligations) equal to a monthly average of not less than 4% of its net withdrawable savings deposits plus borrowings payable in one year or less. Monetary penalties may be imposed upon associations failing to meet these liquidity requirements. The eligible liquidity of Foundation at June 30, 1998, was approximately $9.2 million, or 31.5%, and exceeded the applicable 4.0% liquidity requirement by approximately $8.0 million.

         QUALIFIED THRIFT LENDER TEST. Savings associations are required to meet the QTL test. Prior to September 30, 1996, the QTL test required savings associations to maintain a specified level of investments in assets that are designated as qualifying thrift investments ("QTI"), which are generally related to domestic residential real estate and manufactured housing and include credit card, student and small business loans and stock issued by any FHLB, the FHLMC or the FNMA. Under such test, 65% of an institution's "portfolio assets" (total assets less goodwill and other intangibles, property used to conduct business and 20% of liquid assets) must consist of QTI on a monthly average basis in nine out of every 12 months. Effective September 30, 1996, a savings association may also qualify as a QTL by meeting the definition of "domestic building and loan association" under the Internal Revenue Code of 1986, as amended (the "Code"). In order for an institution to meet the definition of a "domestic building and loan association" under the Code, at least 60% of such institution's assets must consist of specified types of property, including cash loans secured by residential real estate or deposits, educational loans and certain governmental obligations. The OTS may grant exceptions to the QTL test under certain circumstances. If a savings association fails to meet the QTL test, the association and its holding company become subject to certain operating and regulatory restrictions. A savings association that fails to meet the QTL test will not be eligible for new FHLB advances. At June 30, 1998, Foundation met the QTL test.

         LENDING LIMIT. OTS regulations generally limit the aggregate amount that a savings association can lend to one borrower to an amount equal to 15% of the association's Lending Limit Capital. A savings association may lend to one borrower an additional amount not to exceed 10% of the association's Lending Limit Capital, if the additional amount is fully secured by certain forms of "readily marketable collateral." Real estate is not considered "readily marketable collateral." Certain types of loans are not subject to the lending limit. A general exception to the 15% limit provides that an association may lend to one borrower up to $500,000, for any purpose. In applying the limit on loans to one borrower, the regulations require that loans to certain related borrowers be aggregated. At June 30, 1998, Foundation was in compliance with this lending limit.

         TRANSACTIONS WITH INSIDERS AND AFFILIATES. Loans to executive officers, directors and principal shareholders and their related interests must conform to the lending limit on loans to one borrower, and the total of such loans to executive officers, directors, principal shareholders and their related interests cannot exceed the association's Lending Limit Capital (or 200% of Lending Limit Capital for qualifying institutions with less than $100 million in deposits). Most loans to directors, executive officers and principal shareholders must be approved in advance by a majority of the "disinterested" members of the board of directors of the association, with any "interested" director not participating. All loans to directors, executive officers and principal shareholders must be made on terms substantially the same as offered in comparable transactions with the general public or as offered to all employees in a company-wide benefit program. Loans to executive officers are subject to additional limitations. Foundation had no loans to directors, officers or employees at June 30, 1998.

         All transactions between savings associations and their affiliates must comply with Sections 23A and 23B of the Federal Reserve Act (the "FRA"). An affiliate of a savings association is any company or entity that controls, is controlled by or is under common control with the savings association. the Company is an affiliate of Foundation . Generally, Sections 23A and 23B of the FRA (i) limit the extent to which a savings association or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, (ii) limit the aggregate of all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus, and (iii) require that all such transactions be on terms substantially the same, or at least as favorable to the association, as those provided in transactions with a non-affiliate. The term "covered transaction" includes the making of loans, purchasing of assets, issuance of a guarantee and other similar types of transactions. In addition to the limits in Sections 23A and 23B, a savings association may not make any loan or other extension of credit to an affiliate unless the affiliate is engaged only in activities permissible for a bank holding company and may not purchase or invest in securities of any affiliate except shares of a subsidiary. Foundation had no loans to directors, officers or employees at June 30, 1998.

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

         As a subsidiary of OSFS, Foundation is required to give the OTS 30 days' notice prior to declaring any dividend on its stock. The OTS may object to the distribution during such 30-day period based on safety and soundness concerns.

         HOLDING COMPANY REGULATION. the Company is a savings and loan holding company within the meaning of the HOLA. As such, the Company has registered with the OTS and is subject to OTS regulations, examination, supervision and reporting requirements.

         The HOLA generally prohibits a savings and loan holding company from controlling any other savings association or savings and loan holding company, without prior approval of the OTS, or from acquiring or retaining more than 5% of the voting shares of a savings association or holding company thereof, which is not a subsidiary. Under certain circumstances, a savings and loan holding company is permitted to acquire, with the approval of the OTS, up to 15% of the previously unissued voting shares of an undercapitalized savings association for cash without such savings association being deemed to be controlled by OSFS. Except with the prior approval of the OTS, no director or officer of a savings and loan holding company or person owning or controlling by proxy or otherwise more than 25% of such holding company's stock may also acquire control of any savings institution, other than a subsidiary institution, or any other savings and loan holding company.

         As a unitary savings and loan holding company, the Company generally has no restrictions on its activities. Such companies are the only financial institution holding companies which may engage in any commercial, securities and insurance activities without restriction. Congress is considering legislation which may limit OSFS's ability to engage in these activities. It cannot be predicted whether and in what form these proposals might become law. However, such limits would not impact the Company's current activities, which consist solely of holding stock of Foundation . The broad latitude to engage in activities under current law can be restricted. If the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings association, the OTS may impose such restrictions as deemed necessary to address such risk, including limiting (i) payment of dividends by the savings association, (ii) transactions between the savings association and its affiliates, and (iii) any activities of the savings association that might create a serious risk that the liabilities of the Company and its affiliates may be imposed on the savings association. Notwithstanding the foregoing rules as to permissible business activities of a unitary savings and loan holding company, if the savings association subsidiary of a holding company fails to meet the QTL test, then such unitary holding company would become subject to the activities restrictions applicable to multiple holding companies. At June 30, 1998, Foundation met both those tests.

         If the Company acquired control of another savings institution, other than through a merger or other business combination with Foundation, the Company would become a multiple savings and loan holding company. Unless the acquisition was an emergency thrift acquisition and each subsidiary savings association met the QTL test, the activities of the Company and any of its subsidiaries (other than Foundation other subsidiary savings associations) would thereafter be subject to activity restrictions. The HOLA provides that, among other things, no multiple savings and loan holding company or subsidiary thereof that is not a savings institution shall commence or continue for a limited period of time after becoming a multiple savings and loan holding company or subsidiary thereof, any business activity other than (i) furnishing or performing management services for a subsidiary savings institution, (ii) conducting an insurance agency or escrow business, (iii) holding, managing or liquidating assets owned by or acquired from a subsidiary savings institution, (iv) holding or managing properties used or occupied by a subsidiary savings institution, (v) acting as trustee under deeds of trust, (vi) those activities previously directly authorized by federal regulation as of March 5, 1987, to be engaged in by multiple holding companies, or (vii) those activities authorized by the FRB as permissible for bank holding companies, unless the OTS by regulation prohibits or limits such activities for savings and loan holding companies. Those activities described in (vii) above must also be approved by the OTS prior to being engaged in by a multiple holding company.

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

         FEDERAL REGULATION OF ACQUISITIONS OF CONTROL OF THE COMPANY AND FOUNDATION. In addition to the Ohio law limitations on the merger and acquisition of Foundation and OSFS, federal limitations generally require regulatory approval of acquisitions at specified levels. Under pertinent federal law and regulations, no person, directly or indirectly, or acting in concert with others, may acquire control of Foundation or the Company without 60 days' prior notice to the OTS. "Control" is generally defined as having more than 25% ownership or voting power; however, ownership or voting power of more than 10% may be deemed "control" if certain factors are in place. If the acquisition of control is by a company, the acquiror must obtain approval, rather than give notice, of the acquisition as a savings and loan holding company.

         In addition, any merger of Foundation must be approved by the OTS as well as the Superintendent. Further, any merger of the Company in which the Company is not the resulting company must also be approved by both the OTS and the Superintendent.

FEDERAL DEPOSIT INSURANCE CORPORATION

         DEPOSIT INSURANCE AND ASSESSMENTS. The FDIC is an independent federal agency that insures the deposits, up to prescribed statutory limits, of federally insured banks and savings and loan associations and safeguards the safety and soundness of the banking and savings and loan industries. The FDIC administers two separate insurance funds, the Bank Insurance Fund ("BIF") for commercial banks and state savings banks and the SAIF for savings associations. Foundation is a member of the SAIF and its deposit accounts are insured by the FDIC up to the prescribed limits. The FDIC has examination authority over all insured depository institutions, including Foundation , and has authority to initiate enforcement actions against federally-insured savings associations if the FDIC does not believe the OTS has taken appropriate action to safeguard safety and soundness and the deposit insurance fund.

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

         Prior to September 1996, the SAIF's ratio of reserves to insured deposits was significantly below the level required by law, while the BIF's ratio was above the required level. As a result, institutions with SAIF-insured deposits were paying higher deposit insurance assessments than institutions with BIF-insured deposits. Federal legislation providing for the recapitalization of the SAIF became effective in September 1996 and included a special assessment of $.657 per $100 of SAIF-insured deposits held at March 31, 1995. Foundation had approximately $25.6 million in deposits at March 31, 1995, and paid a special assessment of $168,000.

         STATE-CHARTERED ASSOCIATION ACTIVITIES. The ability of state-chartered associations to engage in any state-authorized activities or make any state-authorized investments is limited if such activity is conducted or investment is made in a manner different than that permitted for, or subject to different terms and conditions than those imposed on, federally chartered savings associations. Engaging as a principal in any such activity or investment not permissible for a federal association is subject to approval by the FDIC. Such approval will not be granted unless certain capital requirements are met and there is not a significant risk to the FDIC insurance fund. All of Foundation's activities and investments at June 30, 1998, were permissible for a federal association.

FRB RESERVE REQUIREMENTS

         FRB regulations currently require savings associations to maintain reserves of 3% of net transaction accounts (primarily NOW accounts) up to $47.8 million (subject to an exemption of up to $4.7 million), and of 10% of net transaction accounts in excess of $47.8 million. At June 30, 1998, Foundation was in compliance with the new reserve requirements.

FEDERAL HOME LOAN BANKS

         The FHLBs provide credit to their members in the form of advances. Foundation is a member of the FHLB of Cincinnati and must maintain an investment in the capital stock of the FHLB of Cincinnati in an amount equal to the greater of 1.0% of the aggregate outstanding principal amount of Foundation's residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 5% of its advances from the FHLB of Cincinnati. Foundation was in compliance with this requirement with an investment in stock of the FHLB of Cincinnati of $320,800 at June 30, 1998.

         FHLB advances to member institutions who meet the QTL test are generally limited to the lower of (i) 25% of the member's assets or (ii) 20 times the member's investment in FHLB stock. At June 30, 1998, Foundation's maximum limit on advances was approximately $7.0 million. The granting of advances is also subject to the FHLB's collateral and credit underwriting guidelines.

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


                                    TAXATION

FEDERAL TAXATION

         The Company and Foundation are each subject to the federal tax laws and regulations which apply to corporations generally. In addition to the regular income tax, the Company and Foundation may be subject to the alternative minimum tax which is imposed at a minimum tax rate of 20% on "alternative minimum taxable income" (which is the sum of a corporation's regular taxable income, with certain adjustments, and tax preference items), less any available exemption. Such tax preference items include interest on certain tax-exempt bonds issued after August 7, 1986. In addition, 75% of the amount by which a corporation's "adjusted current earnings" exceeds its alternative minimum taxable income computed without regard to this preference item and prior to reduction by net operating losses, is included in alternative minimum taxable income. Net operating losses can offset no more than 90% of alternative minimum taxable income. The alternative minimum tax is imposed to the extent it exceeds the corporation's regular income tax. Payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. However, the Taxpayer Relief Act of 1997 repealed the alternative minimum tax for certain "small corporations" for tax years beginning after December 31, 1997. A corporation initially qualifies as a small corporation if it had average gross receipts of $5,000,000 or less for the three tax years ending with its first tax year beginning after December 31, 1996. Once a corporation is recognized as a small corporation, it will continue to be exempt from the alternative minimum tax for as long as its average gross receipts for the prior three-year period does not exceed $7,500,000. In determining if a corporation meets this requirement, the first year that it achieved small corporation status is not taken into consideration.

         Foundation's average gross receipts for the three tax years ending on June 30, 1998, is $2.6 million and as a result, Foundation does qualify as a small corporation exempt from the alternative minimum tax.

         Prior to the enactment of the Small Business Jobs Protection Act (the "Act"), which was signed into law on August 21, 1996, certain thrift institutions, such as Foundation , were allowed deductions for bad debts under methods more favorable than those granted to other taxpayers. Qualified thrift institutions could compute deductions for bad debts using either the specific charge-off method of Section 166 of the Code or one of two reserve methods of
Section 593 of the Code. The reserve methods under Section 593 of the Code permitted a thrift institution annually to elect to deduct bad debts under either (i) the "percentage of taxable income" method applicable only to thrift institutions, or (ii) the "experience" method that also was available to small banks. Under the "percentage of taxable income" method, a thrift institution generally was allowed a deduction for an addition to its bad debt reserve equal to 8% of its taxable income (determined without regard to this deduction and with additional adjustments). Under the "experience" method, a thrift institution was generally allowed a deduction for an addition to its bad debt reserve equal to the greater of (i) an amount based on its actual average experience for losses in the current and five preceding taxable years, or (ii) an amount necessary to restore the reserve to its balance as of the close of the base year. A thrift institution could elect annually to compute its allowable addition to bad debt reserves for qualifying loans either under the experience method or the percentage of taxable income method. For tax years 1995, 1994, and 1993, Foundation used the percentage of taxable income method.

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

         A thrift institution required to change its method of computing reserves for bad debt will treat such change as a change in the method of accounting, initiated by the taxpayer and having been made with the consent of the Secretary of the Treasury. Section 481(a) of the Code requires certain amounts to be recaptured with respect to such change. Generally, the amounts to be recaptured will be determined solely with respect to the "applicable excess reserves" of the taxpayer. The amount of the applicable excess reserves will be taken into account ratably over a six-taxable year period, beginning with the first taxable year beginning after 1995, subject to the residential loan requirement described below. In the case of a thrift institution that is treated as a large bank, the amount of the institution's applicable excess reserves generally is the excess of (i) the balances of its reserve for losses on qualifying real property loans (generally loans secured by improved real estate) and its reserve for losses on nonqualifying loans (all other types of loans) as of the close of its last taxable year beginning before January 1, 1996, over
(ii) the balances of such reserves as of the close of its last taxable year beginning before January 1, 1988 (I.E., the "pre-1988 reserves"). In the case of a thrift institution that is treated as a small bank, like Foundation , the amount of the institution's applicable excess reserves generally is the excess of (i) the balances of its reserve for losses on qualifying real property loans and its reserve for losses on nonqualifying loans as of the close of its last taxable year beginning before January 1, 1996, over (ii) the greater of the balance of (a) its pre-1988 reserves or (b) what the thrift's reserves would have been at the close of its last year beginning before January 1, 1996, had the thrift always used the experience method.

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

         The balance of the pre-1988 reserves is subject to the provisions of
Section 593(e), as modified by the Act, which require recapture in the case of certain excessive distributions to shareholders. The pre-1988 reserves may not be utilized for payment of cash dividends or other distributions to a shareholder (including distributions in dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). Distribution of a cash dividend by a thrift institution to a shareholder is treated as made: first, out of the institution's post-1951 accumulated earnings and profits; second, out of the pre-1988 reserves; and third, out of such other accounts as may be proper. To the extent a distribution by Foundation to the Company is deemed paid out of its pre-1988 reserves under these rules, the pre-1988 reserves would be reduced and the gross income of Foundation for tax purposes would be increased by the amount which, when reduced by the income tax, if any, attributable to the inclusion of such amount in its gross income, equals the amount deemed paid out of the pre-1988 reserves. As of June 30, 1998, the pre-1988 reserves of Foundation for tax purposes totaled approximately $653,000. Foundation believes it had approximately $2.4 million of accumulated earnings and profits for tax purposes as of June 30, 1998, which would be available for dividend distributions, provided regulatory restrictions applicable to the payment of dividends are met. See Notes 6 and 15 to the financial statements. No representation can be made as to whether Foundation will have current or accumulated earnings and profits in subsequent years.

         The tax returns of Foundation have been audited or closed without audit through fiscal year 1993. In the opinion of management, any examination of open returns would not result in a deficiency which could have a material adverse effect on the financial condition of Foundation .

OHIO TAXATION

         The Company is subject to the Ohio corporation franchise tax, which, as applied to OSFS, is a tax measured by both net earnings and net worth. The rate of tax is the greater of (i) 5.1% on the first $50,000 of computed Ohio taxable income and 8.9% of computed Ohio taxable income in excess of $50,000 or (ii) 0.582% times taxable net worth. For tax years beginning after December 31, 1998, the rate of tax is the greater of (i) 5.1% on the first $50,000 of computed Ohio taxable income and 8.5% of computed Ohio taxable income in excess of $50,000 or
(ii) .400% times taxable net worth.

         In computing its tax under the net worth method, the Company may exclude 100% of its investment in the capital stock of Foundation , as reflected on the balance sheet of the Company in computing its taxable net worth as long as it owns at least 25% of the issued and outstanding capital stock of Foundation . The calculation of the exclusion from net worth is based on the ratio of the excludable investment (net of any appreciation or goodwill included in such investment) to total assets multiplied by the net value of the stock. As a holding company, the Company may be entitled to various other deductions in computing taxable net worth that are not generally available to operating companies.

         A special litter tax is also applicable to all corporations, including OSFS, subject to the Ohio corporation franchise tax other than "financial institutions." If the franchise tax is paid on the net income basis, the litter tax is equal to .11% of the first $50,000 of computed Ohio taxable income and
 .22% of computed Ohio taxable income in excess of $50,000. If the franchise tax is paid on the net worth basis, the litter tax is equal to .014% times taxable net worth.

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


                                     PART II


ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

        The information contained in the 1998 Annual Report to Shareholders (the "Annual Report"), a copy of which is attached as Exhibit 13 hereto, under the caption "Common Stock and Related Information" is incorporated herein by reference.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The information contained in the Annual Report under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" is incorporated herein by reference.

ITEM 7.    FINANCIAL STATEMENTS

        The Consolidated Financial Statements and the report of Clark, Schaefer, Hackett & Co. dated July 16, 1998, appearing in the Annual Report are incorporated herein by reference.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND INANCIAL DISCLOSURE

         Not applicable.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

        The information contained in the definitive Proxy Statement for the 1998 Annual Meeting of Shareholders of the Company (the "Proxy Statement"), a copy of which is attached as Exhibit 99 hereto, under the captions "Board of Directors" and "Executive Officers" is incorporated herein by reference.


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

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K

(a)     EXHIBITS


     Exhibit
     -------

      3(i)        Articles of Incorporation              Incorporated by
                                                         reference to the
                                                         Registration Statement
                                                         on Form S-1 filed by
                                                         the Company on June 18,
                                                         1996, and amended on
                                                         August 2, 1996 (the
                                                         "Form S-1"), Exhibit
                                                         3.1

                  Amended Articles of Incorporation      Incorporated by
                                                         reference to the Form
                                                         10-KSB for the fiscal
                                                         year ended June 30,
                                                         1997, filed with the
                                                         SEC on September 26,
                                                         1997 (the "1997
                                                         10-KSB"), Exhibit 3(b)

     3(ii)        Code of Regulations                    Incorporated by
                                                         reference to the Form
                                                         S-1, Exhibit 3.2

     10(a)        Employment Agreement between           Incorporated by S-1,
                  Foundation Bancorp, Inc. and Laird     reference to the Form
                  L. Lazelle                             Exhibit 10.4

     10(b)        Employment Agreement between           Incorporated by
                  Foundation Savings Bank and Laird L.   reference to the Form
                  Lazelle                                S-1, Exhibit 10.5

     10(c)        Lease Agreement                        Incorporated by
                                                         reference to the Form
                                                         S-1, Exhibit 10.6

       13         1998 Annual Report to Shareholders

       20         Proxy Statement for 1998 Annual
                  Meeting

       21         Subsidiaries of the Registrant         Incorporated by
                                                         reference to the 1997
                                                         10-KSB, Exhibit 21

       27         Financial Data Schedule


(b)     REPORTS ON FORM 8-K

        No reports on Form 8-K were filed by the Company during the fiscal year ended June 30, 1998.

                                   SIGNATURES

         Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                           FOUNDATION BANCORP, INC.

                                           By:  /s/ Laird L. Lazelle
                                                --------------------------------
                                                Laird L. Lazelle, President
                                                (Duly Authorized Representative)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.


/s/ Ruth C. Emden                               /s/ Mardelle Dickhaut
-----------------------------------             --------------------------------
Ruth C. Emden                                   Mardelle Dickhaut
Director                                        Director

Date: September 23, 1998                        Date: September 23, 1998


/s/ Laird L. Lazelle                            /s/ Robert E. Levitch
-----------------------------------             --------------------------------
Laird L. Lazelle                                Robert E. Levitch
Director                                        Director

Date: September 23, 1998                        Date: September 23, 1998


/s/ Michael S. Schwartz                         /s/ Paul L. Silverglade
-----------------------------------             --------------------------------
Michael S. Schwartz                             Paul L. Silverglade
Director                                        Director

Date: September 23, 1998                        Date: September 23, 1998


/s/ Ivan J. Silverman                           /s/ Dianne K. Rabe
-----------------------------------             --------------------------------
Ivan J. Silverman                               Dianne K. Rabe
Director                                        Principal Financial Officer

Date: September 23, 1998                        Date: September 23, 1998