Form 10QSB
period 1998-09-30
FOUNDATION BANCORP INC
filed 1998-11-13
CIK 1012775

                                   FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   (Mark One)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

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
                       [ X ]    Yes       [   ]    No

State the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date.

Common shares, no par value         Outstanding at September 30, 1998:  462,875

                            FOUNDATION BANCORP, INC.
                                  FORM 10-QSB
                        QUARTER ENDED SEPTEMBER 30, 1998


                         Part l - Financial Information

Item 1 - Financial Statements

Interim financial information required by Regulation 210.10 - 01 of Regulation S - X is included in this Form 10-QSB as referenced below:


      Consolidated Statements of Financial Condition...............3

      Consolidated Statements of Earnings..........................4

      Consolidated Statements of Cash Flows........................5

      Notes to Consolidated Financial Statements...................6

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations.............7

                            FOUNDATION BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                                   September 30,           June 30,
                                                                                       1998                  1998
                                                                                   -------------           --------
                                                                                    (Unaudited)
ASSETS
Cash and due from banks                                                            $     133,367        $      83,517
Interest-bearing deposits in other financial institutions                              3,528,143            6,112,853
                                                                                   -------------        -------------
              Cash and cash equivalents                                                3,661,510            6,196,370

Certificates of deposit                                                                  404,532              300,000
Investment securities-at amortized cost (approximate market value of
     $3,064,295 and $2,943,614 at September 30, 1998 and June 30, 1998,                3,054,920            2,947,033
     respectively)
Mortgage-backed securities-at cost (approximate market value of $5,371,785
     and $3,905,172 at September 30, 1998 and June 30, 1998, respectively)             5,430,849            3,966,396
Loans receivable-net                                                                  21,454,536           21,845,552
Office premises and equipment-at depreciated cost                                        306,892              285,391
Real estate acquired  through foreclosure-net                                             58,466               54,231
Federal Home Loan Bank stock-at cost                                                     326,600              320,800
Accrued interest receivable on loans                                                      97,530               98,084
Accrued interest receivable on mortgage-backed securities                                 37,732               37,406
Accrued interest receivable on investments and interest-bearing deposits                  70,828               29,644
Prepaid expenses and other assets                                                         71,343              108,699
                                                                                   -------------        -------------

              TOTAL ASSETS                                                         $  34,975,738        $  36,189,606
                                                                                   =============        =============

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                                                           $  26,918,319        $  28,022,914
Advances from the Federal Home Loan Bank                                                 660,807              680,037
Advances by borrowers for taxes, insurance and other                                     140,838               61,033
Other liabilities                                                                        183,047              214,590
Deferred federal income taxes                                                             71,400               71,400
                                                                                   -------------        -------------

              TOTAL LIABILITIES                                                       27,974,411           29,049,974

Shareholders' equity
       Common shares-2,000,000 shares, no par value, authorized; 462,875
           shares issued and outstanding                                                       -                    -
       Additional paid-in capital                                                      4,381,394            4,375,394
       Unallocated shares held by Employee Stock Ownership Plan                         (256,673)            (256,673)
       Retained earnings-substantially restricted                                      2,876,606            3,020,911
                                                                                   -------------        -------------

              TOTAL SHAREHOLDERS' EQUITY                                               7,001,327            7,139,632
                                                                                   -------------        -------------

              TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $  34,975,738        $  36,189,606
                                                                                   =============        =============

                            FOUNDATION BANCORP, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS

                                                                                  Three months ended
                                                                                    September 30,
                                                                            ------------------------------
                                                                              1998                  1997
                                                                            --------              --------
                                                                                    (Unaudited)
Interest Income
     Loans                                                                  $435,535              $542,917
     Mortgage-backed securities                                               65,368                65,684
     Investment securities                                                    62,315                21,972
     Interest bearing deposits and other                                      70,326                51,502
                                                                            --------              --------
     Total interest income                                                   633,544               682,075

Interest expense
     Deposits                                                                384,014               397,056
     Borrowings                                                                9,320                10,334
                                                                            --------              --------
     Net interest expense                                                    393,334               407,390

Net interest income before provision for losses on loans                     240,210               274,685

Provision for losses on loans                                                 (3,000)               (3,000)
                                                                            --------              --------

Net interest income after provision for losses                               237,210               271,685

Other operating income                                                        25,028                17,793

General, administrative and other expense
     Employee compensation and benefits                                      110,791               110,545
     Occupancy and equipment                                                  19,469                19,582
     Federal deposit insurance premiums                                        4,398                 4,307
     Franchise taxes                                                          20,138                 9,379
     Data processing                                                           9,751                 8,984
     Other                                                                    34,056                29,089
                                                                            --------              --------
     Total general, administrative and other expenses                        198,603               181,886
                                                                            --------              --------

Income before income taxes                                                    63,635               107,592

Provision for federal income taxes                                            22,790                36,629
                                                                            --------              --------

NET EARNINGS                                                                $ 40,845              $ 70,963
                                                                           =========              ========
BASIC AND DILUTED EARNINGS PER SHARE                                           $0.09                 $0.17
                                                                               =====                 =====

                            FOUNDATION BANCORP, INC.
                             STATEMENT OF CASH FLOWS

                                                                                       Three months ended
                                                                                          September 30
                                                                                 ----------------------------
                                                                                      1998              1997
                                                                                      ----              ----
Cash flows from operating activities
Net income                                                                       $    40,845      $    70,963
Adjustments to reconcile net income to net cash provided by operating activities
     Gain on sale of loans                                                           (11,309)          (3,910)
     Depreciation and amortization                                                     3,235            3,118
     Amortization of premiums and discounts on mortgage-backed securities              4,317            3,073
     FHLB stock dividends                                                             (5,800)          (5,400)
     Provision for loan losses                                                         3,000            3,000
     Amortization of deferred loan fees                                                 (708)            (504)
     ESOP expense                                                                      6,000               --
     Deferred loan fees origination (costs)                                           (1,616)          (4,001)
     Effects of changes in operating assets and liabilities
         Accrued interest receivable                                                 (40,956)         (36,296)
         Prepaid expenses and other assets                                            37,356           12,742
         Accrued expenses                                                            (31,543)          36,856
                                                                                 -----------      -----------
              Net cash provided by operating activities                                2,821           79,641
                                                                                 -----------      -----------

Cash flows from investing activities
     Repayments of mortgage-backed securities                                        211,137          101,651
     Purchases of mortgage-backed securities                                      (1,678,750)
     Purchases of investment securities - held to maturity                        (1,109,146)              --
     Maturities of investment securities - held to maturity                        1,000,000               --
     Purchases of certificate of deposits                                           (104,532)              --
     Loan disbursements                                                           (2,841,705)      (1,854,466)
     Loan principal repayments                                                     2,166,342          520,322
     Proceeds from sale of loans                                                   1,077,114          297,694
     Capitalization of expenses relating to real estate acquired through              (4,235)              --
       foreclosure
     Purchases of property and equipment                                             (24,736)              --
                                                                                 -----------      -----------
              Net cash provided by used in investing activities                   (1,308,511)        (934,799)
                                                                                 -----------      -----------
Cash flows from financing activities
     Net increase (decrease) in deposits                                          (1,104,595)       1,255,201
     Repayment of FHLB advances                                                      (19,230)         (18,216)
     Net increase (decrease) in advances by borrowers for taxes, insurance            79,805          102,694
       and other
     Dividends paid                                                                 (185,150)        (113,813)
                                                                                 -----------      -----------
              Net cash provided by (used in) financing activities                 (1,229,170)       1,225,866
                                                                                 -----------      -----------

Net increase (decrease) in cash and cash equivalents                              (2,534,860)         370,708

Cash and cash equivalents at beginning of period                                   6,196,370        3,289,275
                                                                                 -----------      -----------

Cash and cash equivalents at end of period                                       $ 3,661,510      $ 3,659,983
                                                                                 ===========      ===========

Supplemental disclosure of cash flow information
   Cash paid during the period for:
     Interest expense                                                            $   389,467      $   403,305
     Income taxes                                                                $    69,354      $    26,000

                            FOUNDATION BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           For the three months ended
                          September 30, 1998 and 1997


1.       BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three months ended September 30, 1998 and 1997, are not necessarily indicative of the results which may be expected for an entire fiscal year.

2.       PRINCIPLES OF CONSOLIDATION

         The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Foundation Savings Bank ("Foundation"). All significant intercompany items have been eliminated.

3.       EARNINGS PER SHARE

         Basic earnings per share for the three month periods ended September 30, 1998 and 1997, were computed based on weighted average shares outstanding of 437,420 and 431,190, respectively, which gives effect to a reduction for the 25,454 and 31,685 unallocated shares held by the Foundation Bancorp, Inc. Employee Stock Ownership Plan (the "ESOP") at such dates, respectively, in accordance with Statement of Position 93-6 ("SOP 93-6") issued by the American Institute of Certified Public Accountants.

4.       EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS

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

         SFAS No. 130 requires that an enterprise (1) classify items of other comprehensive income by their nature in a financial statement and (2) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required.

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


           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

DISCUSSION OF FINANCIAL CONDITION CHANGES FROM JUNE 30, 1998 TO SEPTEMBER 30,
1998

         At September 30, 1998, the Company's assets totaled $34.9 million, a decrease of $1.2 million, or 3.4%, from the $36.2 million total at June 30, 1998. Cash and equivalents were $3.7 million at September 30, 1998, a decrease of $2.5 million, or 40.9%, over the $6.2 million at June 30, 1998. Loans receivable totaled $21.5 million at September 30, 1998, a decrease of $400,000, or 1.8%, from the June 30, 1998 total, resulting from borrowers refinancing to obtain lower interest rates and the Company's sale of lower rate, long term mortgages in the secondary market. These changes were offset somewhat by increases in certificates of deposit of $104,532, or 34.8%, investment securities of $107,887, or 3.7%, and mortgage-backed securities of $1.5 million, or 36.9%, as the Company sought more liquid, shorter term investments.

         The decrease in cash and equivalents funded a decrease in deposits of $1.1 million, or 3.9%, as higher rate certificates were not renewed. Advances from the Federal Home Loan Bank decreased $19,230, or 2.8%, from scheduled repayments. Advances from borrowers for taxes, insurance and other increased $79,805, or 130.8%, resulting from timing differences in the payment of real estate taxes. Shareholders' equity decreased $138,305, or 1.9%, the result of the $.40 per share dividend which totaled $185,150 paid to shareholders in August of 1998.

         The Office of Thrift Supervision has two minimum regulatory capital standards for savings associations. At September 30, 1998, Foundation's capital substantially exceeded each of the requirements. The following is a summary of Foundation's approximate regulatory capital position, in dollars and as a percentage of regulatory assets, at September 30, 1998:


                                                 ACTUAL                       REQUIRED                       EXCESS
                                                 ------                       --------                       ------
                                                                       (Dollars in thousands)

Core capital                              $5,608         16.0%          $1,399          4.0%          $4,209         12.0%
Risk-based capital                        $5,749         37.9%          $1,213          8.0%          $4,536         29.9%

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

General

         The Company recorded net earnings of $40,845 for the three months ended September 30, 1998, a decrease of $30,118, or 42.4%, from the net earnings of $70,963 recorded for the three months ended September 30, 1997. The decrease was primarily the result of a decrease in net interest income of $34,475, or 12.7%, and an increase in general, administrative and other expense of $16,717, or 9.2%, which were partially offset by an increase in other income of $7,235, or 40.7%, and lower federal income taxes of $13,839, or 37.8%

Net Interest Income

         Net interest income after provision for losses on loans for the three months ended September 30, 1998, decreased $34,475, or 12.7%, compared to the same period of 1997. This was the result of a decrease in total interest income of $48,531, or 7.1%, partially offset by a decrease in total interest expense of $14,056, or 3.5%. Interest income on loans decreased $107,382, or 19.8%, the result of a decrease in the loan portfolio of $5.5 million since September 30, 1997, as borrowers refinanced for lower interest rates. Interest on mortgage-backed securities decreased $316, or 0.5%, as higher repayments increased premium expense. Interest on investment securities increased $40,343, or 183.6%, and interest on interest bearing deposits increased $18,824, or 36.6%, resulting from larger outstanding balances as the Company sought short-term, liquid investments for funds from the loan repayments. Interest expense on deposits decreased $13,042, or 3.3%, due to a slightly lower weighted average rate on a smaller portfolio. Interest expense on borrowings decreased $1,014, or 9.8%, due to a lower amount owed resulting from scheduled repayments.

Other Operating Income

         Other operating income for the three months ended September 30, 1998 increased $7,235, or 40.7%, compared to the same period of 1997 as the result of increased gains on loan sales.

General, Administrative and Other Expense

         General, administrative and other expense for the three months ended September 30, 1998 increased $16,717, or 9.2%, compared to the same period of 1998. This was primarily due to the increase in Ohio franchise taxes of $10,759, or 114.7%, the result higher taxes on the increased capital from the stock conversion, plus an increase in other expense of $4,967, or 17.1%, due to higher professional services in connection with operating as a public stock company and higher cost of supervisory exams. Federal income taxes decreased $13,839, or 37.8%, due to lower earnings.


DISCUSSION OF YEAR 2000 ISSUES

         As with most providers of financial services, Foundation's operations are heavily dependent on information technology systems. Foundation is addressing the potential problems associated with the possibility that the computers that control or operate Foundation's information technology system and infrastructure may not be programmed to read four-digit date codes and, upon arrival of the year 2000, may recognize the two-digit code "00" as the year 1900, causing systems to fail to function or to generate erroneous data. Foundation is working with the companies that supply or service its information technology systems to identify and remedy any year 2000 related problems.

         The Company's primary data processing applications are handled by a third-party service bureau which has advised the Company that it has transferred to a fully year 2000-compliant processing system that will be fully tested by January 1, 1999.

         The Company has not identified any material specific expenses that are reasonably likely to be incurred by Foundation in connection with this issue and does not expect to incur significant expense to implement the necessary corrective measures. No assurance can be given, however, that significant expense will not be incurred in future periods. in the event that Foundation is ultimately required to purchase replacement computer systems, programs and equipment, or incur substantial expense to make Foundation's current systems, programs and equipment year 2000 compliant, the Company's net earnings and financial condition could be adversely affected. While Foundation is endeavoring to ensure that its computer-dependent operations are year 2000 compliant, no assurance can be given that some year 2000 problems will not occur.

         In addition to possible expense related to its own systems, the Company could incur losses if year 2000 issues adversely affect Foundation's depositors or borrowers. Such problems could include delayed loan payments due to year 2000 problems affecting any significant borrowers or impairing the payroll systems of large employers in Foundation's primary market area. Because Foundation's loan portfolio is highly diversified with regard to individual borrowers and types of businesses and Foundation's primary market area is not significantly dependent upon one employer or industry, Foundation does not expect any significant or prolonged difficulties that will affect net earnings or cash flow.

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

         Not applicable


ITEM 5.  OTHER INFORMATION

         None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         Exhibit 27.  Financial Data Schedule

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                            /s/ Laird L. Lazelle
                                            -----------------------------------
Date:    November 5, 1998                   Laird L. Lazelle
                                            President




                                            /s/ Dianne K. Rabe
                                            -----------------------------------
Date:    November 5, 1998                   Dianne K. Rabe
                                            Treasurer