Form 10QSB
period 1998-12-31
FOUNDATION BANCORP INC
filed 1999-02-16
CIK 1012775

                                   FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   (Mark One)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1998

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

                                           Yes           No
                                           ---           --

State the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date.

Common shares, no par value           Outstanding at December 31, 1998:  460,875

                            FOUNDATION BANCORP, INC.
                                   FORM 1O-QSB
                         QUARTER ENDED DECEMBER 31, 1998


                         Part l - Financial Information

Item 1 - Financial Statements

Interim financial information required by Regulation 210.10 - 01 of Regulation S
- X is included in this Form 10-QSB as referenced below:


           Consolidated Statements of Financial Condition..............3

           Consolidated Statements of Earnings.........................4

           Consolidated Statements of Cash Flows.......................5

           Notes to Consolidated Financial Statements..................6

Item 2 - Management's Discussion and Analysis of
           Financial Condition and Results of Operations...............7

                            FOUNDATION BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                                       December 31,           June 30,
                                                                                           1998                  1998
                                                                                       ------------         ------------
                                                                                        (Unaudited)
ASSETS
------

Cash and due from banks                                                                $    269,707         $     83,517
Interest-bearing deposits in other financial institutions                                 6,733,480            6,112,853
                                                                                       ------------         ------------
              Cash and cash equivalents                                                   7,003,187            6,196,370

Certificates of deposit                                                                   1,300,476              300,000
Investment securities-at amortized cost (approximate market value of $407,000
     and $2,943,614 at December 31, 1998 and June 30, 1998, respectively)                   406,273            2,947,033
Mortgage-backed securities-at cost (approximate market value of $5,098,544 and
     $3,905,172 at December 31, 1998 and June 30, 1998, respectively)                     5,154,933            3,966,396
Loans receivable-net                                                                     20,024,002           21,845,552
Office premises and equipment-at depreciated cost                                           307,910              285,391
Real estate acquired  through foreclosure-net                                                     -               54,231
Federal Home Loan Bank stock-at cost                                                        332,300              320,800
Accrued interest receivable on loans                                                         89,132               98,084
Accrued interest receivable on mortgage-backed securities                                    35,646               29,644
Accrued interest receivable on investments and interest-bearing deposits                      5,364               37,406
Prepaid expenses and other assets                                                            51,750              108,699
                                                                                       ------------         ------------

              TOTAL ASSETS                                                             $ 34,710,973         $ 36,189,606
                                                                                       ============         ============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Deposits                                                                               $ 26,588,554         $ 28,022,914
Advances from the Federal Home Loan Bank                                                    641,315              680,037
Advances by borrowers for taxes, insurance and other                                        225,061               61,033
Other liabilities                                                                            91,206              214,590
Deferred federal income taxes                                                                71,400               71,400
                                                                                       ------------         ------------

              TOTAL LIABILITIES                                                          27,617,536           29,049,974

Shareholders' equity
       Common shares-2,000,000 shares, no par value, authorized; 460,875 shares
           issued and outstanding                                                                 -                    -
       Additional paid-in capital                                                         4,387,394            4,375,394
       Unallocated shares held by Employee Stock Ownership Plan                            (203,773)            (256,673)
       Retained earnings-substantially restricted                                         2,935,816            3,020,911
           Less treasury shares, at cost                                                    (26,000)
                                                                                       ------------         ------------

              TOTAL SHAREHOLDERS' EQUITY                                                  7,093,437            7,139,632
                                                                                       ------------         ------------


              TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                               $ 34,710,973         $ 36,189,606
                                                                                       ============         ============

                            FOUNDATION BANCORP, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS

                                                                   Three months ended                Six months ended
                                                                     December 31,                      December 31,
                                                             ----------------------------      ----------------------------
                                                                1998             1997             1998             1997
                                                             -----------      -----------      -----------      -----------
                                                                     (Unaudited)                       (Unaudited)
Interest Income
     Loans                                                   $   425,691      $   547,923      $   861,226      $ 1,090,840
     Mortgage-backed securities                                   80,487           60,556          145,855          126,240
     Investment securities                                        28,199           13,311           90,514           35,283
     Interest bearing deposits and other                          80,242           69,625          150,568          121,127
                                                             -----------      -----------      -----------      -----------
     Total interest income                                       614,619          691,415        1,248,163        1,373,490

Interest expense
     Deposits                                                    370,849          404,042          754,863          801,098
     Borrowings                                                    9,058           10,086           18,378           20,420
                                                             -----------      -----------      -----------      -----------
     Net interest expense                                        379,907          414,128          773,241          821,518

Net interest income before provision for losses on loans         234,712          277,287          474,922          551,972

Provision for losses on loans                                     (3,000)          (3,000)          (6,000)          (6,000)
                                                             -----------      -----------      -----------      -----------

Net interest income after provision for losses                   231,712          274,287          468,922          545,972

Other operating income                                            59,555           24,557           84,583           42,350

General, administrative and other expense
     Employee compensation and benefits                          114,227           91,801          225,018          202,346
     Occupancy and equipment                                      19,139           19,526           38,608           39,108
     Federal deposit insurance premiums                            4,069            4,298            8,467            8,605
     Franchise taxes                                              20,138            9,379           40,276           18,758
     Data processing                                               8,593            8,170           18,344           17,154
     Other                                                        33,478           48,883           67,534           77,972
                                                             -----------      -----------      -----------      -----------
     Total general, administrative and other expenses            199,644          182,057          398,247          363,943
                                                             -----------      -----------      -----------      -----------

Income before income taxes                                        91,623          116,787          155,258          224,379

Provision for federal income taxes                               (32,413)         (39,707)         (55,203)         (76,336)
                                                             -----------      -----------      -----------      -----------

Net earnings                                                 $    59,210      $    77,080      $   100,055      $   148,043
                                                             ===========      ===========      ===========      ===========

Earnings per share                                           $      0.14      $      0.18      $      0.23      $      0.34
                                                             ===========                       ===========

                            FOUNDATION BANCORP, INC.
                             STATEMENT OF CASH FLOWS

                                                                                      Six months ended
                                                                                         December 31
                                                                                 ----------------------------
                                                                                    1998             1997
                                                                                 -----------      -----------
                                                                                 (Unaudited)      (Unaudited)
Cash flows from operating activities
Net income                                                                       $   100,055      $   148,043
Adjustments to reconcile net income to net cash provided by operating activities
     Gain on sale of loans                                                           (49,580)         (13,255)
     Gain on sale of REO acquired in foreclosure                                      (7,476)            --
     Depreciation and amortization                                                     6,470            6,779
     Amortization of premiums and discounts on mortgage-backed securities
                                                                                       7,703            7,164
     FHLB stock dividends                                                            (11,500)         (10,900)
     Provision for loan losses                                                         6,000            6,000
     Amortization of deferred loan fees                                                 (668)          (5,962)
     ESOP expense                                                                     64,900           55,108
     Deferred loan origination costs                                                  (5,780)          (4,998)
     Effects of changes in operating assets and liabilities
         Accrued interest receivable                                                  34,992            5,543
         Prepaid expenses and other assets                                            56,949           38,155
         Accrued expenses                                                           (123,384)         (24,101)
                                                                                 -----------      -----------
              Net cash provided by operating activities                               78,681          207,576
                                                                                 -----------      -----------

Cash flows from investing activities
     Repayments of mortgage-backed securities                                        482,416          328,882
     Purchases of mortgage-backed securities                                      (1,678,750)            --
     Purchases of investment securities - held to maturity                        (1,109,146)            --
     Maturities of investment securities - held to maturity                        3,650,000          650,000
     Purchases of certificate of deposits                                         (1,000,476)            --
     Loan disbursements                                                           (7,042,455)      (4,109,231)
     Loan principal repayments                                                     4,203,198        2,695,329
     Proceeds from sale of loans                                                   4,710,835        1,706,429
     Purchase of REO acquired in foreclosure                                          (4,235)            --
     Proceeds from sale of REO acquired in foreclosure                                65,942             --
     Purchases of property and equipment                                             (28,989)            --
                                                                                 -----------      -----------
              Net cash used in investing activities                                2,248,340        1,271,409
                                                                                 -----------      -----------

Cash flows from financing activities
     Net increase (decrease) in deposits                                          (1,434,360)       1,246,963
     Repayment of FHLB advances                                                      (38,722)         (36,679)
     Net increase in advances by borrowers for taxes, insurance and other            164,028          198,065
     Purchase of treasury stock                                                      (26,000)            --
     Dividends paid                                                                 (185,150)        (115,718)
                                                                                 -----------      -----------
              Net cash provided by (used in) financing activities                 (1,520,204)       1,292,631
                                                                                 -----------      -----------

Net increase (decrease) in cash and cash equivalents                                 806,817        2,771,616

Cash and cash equivalents at beginning of period                                   6,196,370        3,289,275
                                                                                 -----------      -----------

Cash and cash equivalents at end of period                                       $ 7,003,187      $ 6,060,891
                                                                                 ===========      ===========

Supplemental disclosure of cash flow information
   Cash paid during the period for:
     Interest expense                                                            $   777,678      $   824,728
     Income taxes                                                                $    99,364      $    38,321

                            FOUNDATION BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            For the six months ended
                           December 31, 1998 and 1997


1.       BASIS OF PRESENTATION
         ---------------------

         The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the six months ended December 31, 1998 and 1997, are not necessarily indicative of the results which may be expected for an entire fiscal year.

2.       PRINCIPLES OF CONSOLIDATION
         ---------------------------

         The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Foundation Savings Bank ("Foundation"). All significant intercompany items have been eliminated.

3.       EARNINGS PER SHARE
         ------------------

         Basic earnings per share for the six month periods ended December 31, 1998 and 1997, were computed based on weighted average shares outstanding of 436,587 and 433,267, respectively, which gives effect to a reduction for the 19,651 and 25,454 unallocated shares held by the Foundation Bancorp, Inc. Employee Stock Ownership Plan (the "ESOP") at such dates, respectively, in accordance with Statement of Position 93-6 ("SOP 93-6") issued by the American Institute of Certified Public Accountants.

4.       EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS
         -------------------------------------------

         [TEXT DELETED]
         --------------

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


           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

DISCUSSION OF FINANCIAL CONDITION CHANGES FROM JUNE 30, 1998 TO DECEMBER 31,
----------------------------------------------------------------------------
1998
----

         At December 31, 1998, the Company's assets totaled $34.7 million, a decrease of $1.5 million, or 4.1%, from the $36.2 million total at June 30, 1998. Loans receivable totaled $20.0 million at December 31, 1998, a decrease of $1.8 million, or 8.3%, from the June 30, 1998 total, resulting from borrowers refinancing to obtain lower interest rates and the Company's sale of lower rate, long term mortgages in the secondary market. Investment securities totaled $406,273 at December 31, 1998, a decrease of $2.5 million, or 86.2%, from the June 30, 1998 total, the result of maturities and prepayments. These changes funded a decrease in deposits of $1.4 million, or 5.1%, as higher costing deposits were not renewed. Cash and equivalents were $7.0 million at December 31, 1998, an increase of $806,817, or 13.0%, over the $6.2 million at June 30, 1998. Investments in certificates of deposit increased $1.0 million, or 333.5%, and mortgage-backed securities increased $1.2 million, or 30.0%, as the Company sought more liquid, shorter term investments.

         Advances from the Federal Home Loan Bank decreased $38,722, or 5.7%, from scheduled repayments. Advances from borrowers for taxes, insurance and other increased $164,028, or 268.8%, resulting from timing differences in the payment of real estate taxes. Shareholders' equity decreased $46,195, or 0.6%, the result of the $.40 per share dividend which totaled $185,150 paid to shareholders in August of 1998 and the purchase of 2,000 common shares held in treasury.

         The Office of Thrift Supervision has two minimum regulatory capital standards for savings associations. At December 31, 1998, Foundation's capital substantially exceeded each of the requirements. The following is a summary of Foundation's approximate regulatory capital position, in dollars and as a percentage of regulatory assets, at December 31, 1998:


                                                ACTUAL                       REQUIRED                       EXCESS
                                                ------                       --------                       ------
                                                                    (Dollars in thousands)

Core capital                             $5,719         16.5%          $1,388          4.0%          $4,331         12.5%
Risk-based capital                       $5,863         40.1%          $1,169          8.0%          $4,694         32.1%

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED DECEMBER 31, 1998 AND
------------------------------------------------------------------------------
1997
----

General
-------

     The Company recorded net earnings of $100,055 for the six months ended December 31, 1998, a decrease of $47,988, or 32.4%, from the net earnings of $148,043 recorded for the six months ended December 31, 1997. The decrease was primarily the result of a decrease in the net interest income of $77,050, or 14.0%, and an increase in general, administrative and other expense of $34,304, or 9.4%, which were partially offset by an increase in other income of $42,233, or 99.7%, and lower federal income taxes of $21,133, or 27.7%.

Net Interest Income
-------------------

     Net interest income after the provision for losses on loans for the six months ended December 31, 1998, decreased $77,050, or 14.0%, compared to the same period of 1997. This was the result of a decrease in total interest income of $125,327, or 9.1%, partially offset by a decrease in total interest expense of $48,277, or 5.9%. The decrease in total interest income resulted primarily from the decrease in interest earned on loans of $229,614, or 21.0%. The loan portfolio decreased by $5.6 million since December 30, 1997, as borrowers refinanced for lower interest rates. Interest on mortgage-backed securities increased $19,615, or 15.5%, resulting from a higher portfolio balance. Interest on investment securities increased $55,231, or 156.5%, and interest on interest-bearing deposits increased $29,441, or 24.3%, resulting from larger outstanding balances as the Company sought short-term, liquid investments. Interest expense on deposits decreased $46,235, or 5.8%, due to a lower weighted average rate on a smaller portfolio. Interest expense on borrowings decreased $2,042, or 10.0%, due to a lower amount owed resulting from scheduled repayments.

Other Operating Income
----------------------

     Other operating income totaled $84,583 for the six months ended December 31, 1998, an increase of $42,233, or 99.7%, compared to the same period in 1997, primarily due to an increase on gains on sales of loans.

General, Administrative and Other Expense
-----------------------------------------

     General, administrative and other expense for the six months ended December 31, 1998 increased $34,304, or 9.4%, compared to the same period of 1997. This was primarily due to the increase in Ohio franchise taxes of $21,518, or 114.7%, due to the increased capital from the stock conversion, plus a $12,000 increase in employee compensation and benefits to reflect the market value of ESOP shares.

The balance of the increase in employee compensation and benefits of $22,672, or 11.2%, and the decrease in other expense of $10,438, or 13.4%, resulted from an accounting reclassification entry. Federal income taxes decreased $21,133, or 27.7%.


COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED DECEMBER 31, 1998 AND
--------------------------------------------------------------------------------
1997
----

General
-------

     The Company recorded net earnings of $59,210 for the three months ended December 31, 1998, a decrease of $17,870, or 23.2%, from the net earnings of $77,080 recorded for the three months ended December 31, 1997. The decrease was primarily the result of a decrease in net interest income of $42,575, or 15.4%, and an increase in general, administrative and other expense of $17,587, or 9.7%, which were substantially offset by an increase in other income of $34,998, or 142.5%, and lower federal income taxes of $7,294, or 18.4%.

Net Interest Income
-------------------

     Net interest income after provision for losses on loans for the three months ended December 31, 1998, decreased $42,575, or 15.4%, compared to the same period of 1997. This was the result of a decrease in total interest income of $76,796, or 11.1%, partially offset by a decrease in total interest expense of $34,221, or 8.3%. Interest income on loans decreased $122,232, or 22.3%, the result of a decrease in the loan portfolio of $5.6 million since December 31, 1997, as borrowers refinanced for lower interest rates. Interest on mortgage-backed securities increased $19,931, or 32.9%, resulting from a higher portfolio balance. Interest on investment securities increased $14,888, or 111.8%, and interest on interest bearing deposits increased $10,617, or 15.2%, resulting from larger outstanding balances as the Company sought short-term, liquid investments for funds from the loan repayments. Interest expense on deposits decreased $33,193, or 8.2%, due to a lower weighted average rate on a smaller portfolio. Interest expense on borrowings decreased $1,028, or 10.2%, due to a lower amount owed resulting from scheduled repayments.

Other Operating Income
----------------------

     Other operating income for the three months ended December 31, 1998 increased $34,998, or 142.5%, compared to the same period of 1997 as the result of increased gains on loan sales.

General, Administrative and Other Expense
-----------------------------------------

     General, administrative and other expense for the three months ended December 31, 1998 increased $17,587, or 9.7%, compared to the same period of 1997. This was primarily due to the increase in Ohio franchise taxes of $10,759, or 114.7%, the result of higher taxes on the increased capital from the stock conversion, plus a $6,000 increase in employee compensation and benefits to reflect the market value of ESOP shares. The balance of the increase in employee compensation and benefits of $22,426, or 24.4%, and the decrease in other expense of $15,405%, or 31.5%, resulted from an accounting reclassification entry. Federal income taxes decreased $7,294, or 18.4%.

Discussion of Year 2000 Issues
------------------------------

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

         The Company's primary data processing applications are handled by a third-party service bureau which has advised the Company that it has transferred to a fully year 2000-compliant processing system that is currently undergoing extensive testing. To operate on this new system, the Company had to replace its old personal computers ("PCs") and purchased a new year-2000 compliant computer network consisting of a server and PCs. New year-2000 compliant software for internal systems has been purchased, installed and tested and is fully operational. The total estimated cost of the hardware and software upgrade is not expected to exceed $30,000.

         The Company has not identified any other material expenses that are reasonably likely to be incurred in connection with this issue and does not expect to incur significant expense to implement the necessary corrective measures. No assurance can be given, however, that significant expense will not be incurred in future periods. In the event the Company is ultimately required to incur additional expense to make its current systems, programs and equipment year 2000 compliant, the Company's net earnings and financial condition could be adversely affected. While the Company has taken the necessary steps to ensure that its computer-dependent operations are year 2000 compliant, no assurance can be given that some year 2000 problems will not occur.

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

                                     PART II
                                     -------

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

         Not applicable


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         -------------------------------

         Not applicable


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

         At the 1998 Annual Meeting of the Corporation's shareholders, held on October 20, 1998 (the "Annual Meeting"), the following matters were voted upon:

         1) Election of directors: For Against Abstain

                  Ruth Emden            243,305         1,250          0
                  Paul Silverglade      243,530         1,025          0
                  Ivan Silverman        244,105           450          0


         2) Ratification of the appointment of Clark, Schaefer, Hackett & Co. as independent auditors of the Corporation for the fiscal year ended September 30, 1999.


                  For:  244,355        Against:  0           Abstain:  200


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




                              /s/ Laird L. Lazelle
                              ------------------------------------
Date:    February 12, 1999    Laird L. Lazelle
                              President




                              /s/ Dianne K. Rabe
                              ------------------------------------
Date:    February 12, 1999    Dianne K. Rabe
                              Treasurer