Form 10QSB
period 1999-03-31
FOUNDATION BANCORP INC
filed 1999-05-17
CIK 1012775

                                   FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   (Mark One)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999
                                                 --------------
                                       OR

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

                                   31-1465239
                     ---------------------------------------
                     (I.R.S. Employer Identification Number)

                 25 Garfield Place, Cincinnati, Ohio        45202
               -----------------------------------------------------
               (Address of principal executive offices)   (zip Code)


Registrant's telephone number, including area code:           (513) 721-0120

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                [X]  Yes        [ ]  No
                                    -----          -----

State the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date.

Common shares, no par value            Outstanding at March 31, 1999:  _______

                            FOUNDATION BANCORP, INC.
                                   FORM 1O-QSB
                          QUARTER ENDED MARCH 31, 1999


                         Part l - Financial Information

Item 1 - Financial Statements

Interim financial information required by Regulation 210.10 - 01 of Regulation S - X is included in this Form 10-QSB as referenced below:

                  Consolidated Statements of Financial Condition................................3

                  Consolidated Statements of Earnings...........................................4

                  Consolidated Statements of Cash Flows.........................................5

                  Notes to Consolidated Financial Statements....................................6

Item 2 - Management's Discussion and Analysis of
                Financial Condition and Results of Operations...................................8

FOUNDATION BANCORP, INC.
Statements of Financial Condition

ASSETS
------
                                                                     March 31, 1999   June 30, 1998
                                                                     --------------   -------------
                                                                                 (Unaudited)
Cash and due from banks                                                $    227,644    $     83,517
Interest-bearing deposits in other financial institutions                 5,663,324       6,112,853
                                                                       ------------    ------------
         Cash and cash equivalents                                        5,890,968       6,196,370

Certificates of deposit                                                   1,402,418         300,000
Investment securities-at amortized cost, approximate market value of
   $1,407,000 and $2,943,614 at March 31, 1999 and June 30, 1998,
   respectively                                                           1,405,461       2,947,033
Mortgage-backed securities-at amortized cost, approximate market value of $5,196,427 and $3,905,172 at March 31, 1999 and June 30,
   1998, respectively                                                     5,255,860       3,966,396
Loans receivable-net                                                     19,327,018      21,845,552
Office premises and equipment-net                                           302,983         285,391
Real estate acquired  through foreclosure-net                                    --          54,231
Federal Home Loan Bank Stock-at cost                                        338,000         320,800
Accrued interest receivable on loans                                         89,009          98,084
Accrued interest receivable on mortgage-backed securities                    35,567          29,644
Accrued interest receivable on investments and interest-bearing              26,163          37,406
   deposits
Prepaid expenses and other assets                                            87,563         108,699
                                                                       ------------    ------------

         Total assets                                                  $ 34,161,010    $ 36,189,606
                                                                       ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Deposits                                                               $ 26,156,878    $ 28,022,914
Advances from Federal Home Loan Bank                                        621,558         680,037
Advances by borrowers for taxes, insurance and other                        135,169          61,033
Other liabilities                                                           113,385         214,590
Deferred federal income taxes                                                71,400          71,400
                                                                       ------------    ------------

         Total liabilities                                               27,098,390      29,049,974

Common shares-2,000,000, no par value, authorized; 462,875 shares
   issued and outstanding                                                        --              --
Paid-in capital                                                           4,393,394       4,375,394
Unallocated shares held by Employee Stock Ownership Plan                   (203,773)       (256,673)
Retained earnings-substantially restricted                                2,976,999       3,020,911
                                                                       ------------    ------------
                                                                          7,166,620       7,139,632
Less cost of 8,000 common shares held in treasury                          (104,000)             --
                                                                       ------------    ------------
         Total shareholders' equity                                       7,062,620       7,139,632
                                                                       ------------    ------------

         Total liabilities and shareholders' equity                    $ 34,161,010    $ 36,189,606
                                                                       ============    ============

                            FOUNDATION BANCORP, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS

                                                                         Three months ended             Nine months ended
                                                                             March 31,                      March 31,
                                                                             ---------                      ---------
                                                                            (Unaudited)                    (Unaudited)

                                                                         1999           1998          1999          1998
                                                                      ---------       --------     ----------     ----------
Interest income
  Loans                                                                $392,450       $502,315     $1,253,676     $1,593,155
  Mortgage-backed securities                                             78,221         60,331        224,076        186,571
  Investment securities                                                  14,482         10,805        104,996         46,088
  Interest bearing deposits and other                                    92,992         98,028        243,560        219,155
                                                                     ----------     ----------     ----------    -----------
         Total interest income                                          578,145        671,479      1,826,308      2,044,969

Interest expense
  Deposits                                                              330,523        399,654      1,085,386      1,200,751
  Borrowings                                                              8,792          9,834         27,170         30,255
                                                                     ----------     ----------     ----------    -----------
         Net interest expense                                           339,315        409,488      1,112,556      1,231,006

         Net interest income before provision for losses on loans       238,830        261,991        713,752        813,963

Provision for losses on loans                                            (3,000)        (3,000)        (9,000)        (9,000)
                                                                     ----------     ----------     ----------    -----------

         Net interest income after provision for losses on loans        235,830        258,991        704,752        804,963

Other operating income                                                   27,389         36,384        111,972         78,734

General administrative expense
  Employee compensation and benefits                                    113,353        108,198        338,371        310,544
  Occupancy and equipment                                                21,004         19,861         59,612         58,969
  Federal deposit insurance premiums                                      4,109          4,476         12,576         13,081
  Franchise taxes                                                        18,015         20,138         58,291         38,894
  Data processing                                                         8,345          8,193         26,689         25,347
  Other                                                                  33,813         35,307        101,347        113,281
                                                                     ----------     ----------     ----------    -----------
         Total general, administrative and other expenses               198,639        196,173        596,886        560,116

         Income before income taxes                                      64,580         99,202        219,838        323,581

Provision for federal income taxes                                      (23,397)       (33,729)       (78,600)      (110,065)
                                                                     ----------     ----------     ----------    -----------

NET EARNINGS                                                         $   41,183     $   65,473     $  141,238    $   213,516
                                                                     ==========     ==========     ==========    ===========

EARNINGS PER SHARE

         BASIC                                                       $ .09          $ .15          $ .32         $ .49
         DILUTED                                                     $ .09          $ .15          $ .31         $ .49

                            FOUNDATION BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               Nine months ended March 31,
                                                                                   1999           1998
                                                                                   ----           ----
                                                                                       (Unaudited)
Cash flows provided by operating activities:
     Net earnings for the period                                               $   141,238    $   213,515
     Adjustments to reconcile net earnings to net cash
              provided by operating activities:
          Gain on sale of loans                                                    (62,284)       (35,192)
          Gain on sale of REO acquired in foreclosure                               (7,476)            --
          Depreciation and amortization                                             11,397         10,168
          Amortization of premiums and discounts on investments
              and  mortgage-backed securities                                       12,141          9,719
          ESOP allocation                                                           70,900         55,108
          Federal Home Loan Bank stock  dividends                                  (17,200)       (16,400)
          Provision for losses on loans                                              9,000          9,000
          Amortization of deferred loan origination fees                            (4,117)        (1,712)
          Deferred loan origination costs                                           (7,122)        (5,551)
     Effects of changes in operating assets and liabilities:
          Accrued interest receivable                                               14,395         (7,252)
          Prepaid expenses and other assets                                         21,136        (11,232)
          Accrued expenses                                                        (101,205)        15,603
                                                                               -----------    -----------
                       Net cash provided by operating activities                    80,803        235,774
                                                                               -----------    -----------

Cash flows provided by investing activities:
     Principal repayments on mortgage-backed securities                            646,741        450,732
     Purchase of mortgage-backed securities                                     (1,947,182)      (249,564)
     Purchase of investment securities                                          (2,109,592)      (800,281)
     Proceeds from maturity of investment securities                             3,650,000        650,000
     Purchase of certificate of deposit                                         (1,102,418)            --
     Loan disbursements                                                         (9,656,505)    (8,328,411)
     Principal repayments on loans                                               6,118,223      5,486,829
     Proceeds from sales of loans                                                6,121,339      4,670,896
     Purchase of REO acquired in foreclosure                                        (4,235)            --
     Proceeds from sale of REO acquired in foreclosure                              65,942             --
     Purchase of property and equipment                                            (28,989)            --
                                                                                              -----------
                       Net cash provided by investing activities                 1,753,324      1,880,201
                                                                               -----------    -----------

Cash flows provided by (used in) financing activities:
     Net increase (decrease) in deposit accounts                                (1,866,036)     1,542,452
     Repayment of FHLB advances                                                    (58,479)       (55,395)
     Net increase in advances by borrowers for taxes, insurance
         and other                                                                  74,136         83,682
     Purchase of treasury stock                                                   (104,000)            --
     Dividends paid                                                               (185,150)      (115,718)
                                                                               -----------    -----------
                       Net cash provided by (used in) financing activities      (2,139,529)     1,455,021

Net increase (decrease) in cash and cash equivalents                              (305,402)     3,570,996
Cash and cash equivalents at beginning of period                                 6,196,370      3,289,275
                                                                               -----------    -----------
Cash and cash equivalents at end of period                                     $ 5,890,968    $ 6,860,271
                                                                               ===========    ===========
Supplemental disclosure of cash flow information
     Cash paid during the period for:
         Interest expense                                                      $ 1,114,603    $ 1,230,789
         Income taxes                                                              159,354         43,378

                            FOUNDATION BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                For the nine months ended March 31, 1999 and 1998

1.       BASIS OF PRESENTATION
         ---------------------

         The accompanying unaudited consolidated financial statements of Foundation Bancorp, Inc. (the "Company") were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the nine months ended March 31, 1999 and 1998, are not necessarily indicative of the results which may be expected for an entire fiscal year.

2.       PRINCIPLES OF CONSOLIDATION
         ---------------------------

         The accompanying consolidated financial statements include the accounts of the Company and its subsidiary, Foundation Savings Bank ("Foundation"). All significant intercompany items have been eliminated.

3.       EARNINGS PER SHARE
         ------------------

         Basic earnings per share for the three month periods ended March 31, 1999 and 1998 were computed based upon weighted average shares outstanding of 433,587 and 437,420, respectively, which gives effect to a reduction for the 23,277 and 25,454 unallocated shares held by the Foundation Bancorp, Inc. Employee Stock Ownership Plan (the "ESOP") at such dates, respectively, in accordance with Statement of Position 93-6 ("SOP 93-6") issued by the American Institute of Certified Public Accountants. Basic earnings per share for the nine month periods ended March 31, 1999 and 1998, were computed based upon weighted average shares outstanding of 437,097 and 433,267, respectively.

         Diluted earnings per share for the three and nine month periods ended March 31, 1999 and 1998 were computed based on 445,159 and 437,420 and 448,669 and 433,267, respectively. The Company granted 46,288 options in January 1999 to employees of the Company.

4.       EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS
         -------------------------------------------

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

         The FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which establishes standards for derivative instruments, including derivative instruments imbedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Management is currently assessing the impact that adoption of this standard will have on the Company's financial statements.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

DISCUSSION OF FINANCIAL CHANGES FROM JUNE 30, 1998 TO MARCH 31, 1999
--------------------------------------------------------------------

         During late 1997, interest rates dropped to historic lows. This, in turn, prompted mortgage loan customers to seek the low rates being offered in the market. Foundation resisted placing these fixed-rate, long-term loans at low yields in its portfolio and sold its record mortgage loan production in the secondary mortgage market. Foundation's strategy resulted in record gains on sales of loans, but also resulted in a decrease in the loan portfolio of approximately $6.0 million since December 31, 1997, as higher yielding loans were either refinanced and sold or paid off by other lenders. The funds from the loan activity were reinvested in short-term, liquid instruments at substantially lower yields. Foundation correspondingly reduced the rates paid on deposits. This resulted in an outflow of funds that has decreased the savings portfolio by $2.5 million.

         This strategy has significantly reduced Foundation's interest rate risk, but it has caused a decrease in earnings. Foundation is uniquely positioned to benefit from a rising interest rate market. Long-term interest rates began to increase during February 1999. Refinancing declined with the rise in interest rates, impacting the gains on sales of loans. The yields on loans have risen to a level where Foundation has begun to originate loans for its own portfolio. The funds for loan originations will come from the lower yielding, liquid investments, thus increasing the interest rate spread, which will have a positive effect on earnings.

         At March 31, 1999, the Company's assets totaled $34.2 million, a decrease of $2.0 million, or 5.6%, from the $36.2 million total at June 30, 1998. Loans receivable totaled $19.3 million at March 31, 1999, a decrease of $2.5 million, or 11.5%, from the June 30, 1998 total, resulting from borrowers refinancing to obtain lower interest rates and the Company's sale of lower rate, long-term mortgages in the secondary market. Investment securities totaled $1.4 million at March 31, 1999, a decrease of $1.5 million, or 52.3%, from the June 30, 1998 total, the result of maturities and prepayments. Cash and equivalents were $5.9 million at March 31, 1999, a decrease of $305,402, or 4.9%, compared to the $6.2 million at June 30, 1998. These changes funded a decrease in deposits of $1.9 million, or 6.7%, as higher cost deposits were not renewed. Investments in certificates of deposit increased $1.1 million, or 367.5%, and mortgage-backed securities increased $1.3 million, or 32.5%, as the Company sought more liquid, shorter-term investments.

         Advances from the Federal Home Loan Bank decreased $58,479, or 8.6%, from scheduled repayments. Advances from borrowers for taxes, insurance and other increased $74,136, or 121.5%, resulting from timing differences in the payment of real estate taxes. Shareholders' equity decreased $77,012, or 1.1%, the result of the $.40 per share dividend which totaled $185,150 paid to shareholders in August of 1998 and the purchase of 8,000 common shares held in treasury.

         The Office of Thrift Supervision has two minimum regulatory capital standards for savings associations. At March 31, 1999, Foundation's capital substantially exceeded each of the requirements. The following is a summary of Foundation's approximate regulatory capital position, in dollars and as a percentage of regulatory assets, at March 31, 1999:

                                          ACTUAL                     REQUIRED                     EXCESS
                                          ------                     --------                     ------
                                                               (Dollars in thousands)

Core capital                         $5,760     16.9%            $1,366      4.0%             $4,394    12.9%

Risk-based capital                   $5,907     40.9%            $1,155      8.0%             $4,752    32.9%


COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED MARCH 31, 1999 AND
----------------------------------------------------------------------------
1998
----

General
-------

         The Company recorded net earnings of $141,238 for the nine months ended March 31, 1999, a decrease of $72,278, or 33.9%, from the net earnings of $213,516 recorded for the nine months ended March 31, 1998. The decrease was primarily the result of a decrease in net interest income of $100,211, or 12.4%, and an increase in general, administrative and other expense of $36,770, or 6.6%, which were partially offset by an increase in other income of $33,238, or 42.2%, and lower federal income taxes of $31,465, or 28.6%.

Net Interest Income
-------------------

         Net interest income after the provision for losses on loans for the nine months ended March 31, 1999, decreased $100,211, or 12.3%, compared to the same period in 1998. This was the result of a decrease in total interest income of $218,661, or 10.7%, partially offset by a decrease in total interest expense of $118,450, or 9.6%. The decrease in total interest income resulted primarily from the decrease in interest earned on loans of $339,479, or 21.3%. The loan portfolio has decreased by $6.0 million since December 31, 1997, as borrowers refinanced for lower interest rates. Interest on mortgage-backed securities increased $37,505, or 20.1%, resulting from a higher portfolio balance. Interest on investment securities increased $58,908, or 127.8%, and interest on interest-bearing deposits increased $24,405, or 11.1%, resulting from larger outstanding balances as the Company sought short-term, liquid investments. Interest expense on deposits decreased $115,365, or 9.6%, due to a lower weighted average rate on a smaller portfolio. Interest expense on borrowings decreased $3,085, or 10.2%, due to a lower amount owed resulting from scheduled repayments.

Other Operating Income
----------------------

         Other operating income totaled $111,972 for the nine months ended March 31, 1999, an increase of $33,238, or 42.2%, compared to the same period in 1998, primarily due to an increase in gains on sales of loans.

General, Administrative and Other Expense
-----------------------------------------

         General, administrative and other expense for the nine months ended March 31, 1999 increased $36,770, or 6.6%, compared to the same period of 1998. This was primarily due to the increase in Ohio franchise taxes of $19,397, or 49.9%, due to the increased capital from the stock conversion, plus an $18,000 increase in employee compensation and benefits to reflect the market value of ESOP shares. The balance of the increase in employee compensation and benefits of $27,827, or 9.0%, and the decrease in other expense of $11,934, or 10.5%, resulted from an accounting reclassification entry. Federal income taxes decreased $31,465, or 28.6%.


COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND
-----------------------------------------------------------------------------
1998
----

General
-------

         The Company recorded net earnings of $41,183 for the three months ended March 31, 1999, a decrease of $24,290, or 37.1%, from the net earnings of $65,473 recorded for the three months ended March 31, 1998. The decrease was primarily the result of a decrease in net interest income of $23,161, or 8.9%, an increase in general, administrative and other expense of $2,466, or 1.3%, and a decrease in other income of $8,995, or 24.7%, which were partially offset by a decline in federal income taxes of $10,332, or 30.6%.

Net Interest Income
-------------------

         Net interest income after provision for losses on loans for the three months ended March 31, 1999, decreased $23,161, or 8.9%, compared to the same period of 1998. This was the result of a decrease in total interest income of $93,334, or 13.9%, partially offset by a decrease in total interest expense of $70,173, or 17.1%. Interest income on loans decreased $109,865, or 21.9%, the result of the decrease in the loan portfolio of $6.0 million previously discussed, as borrowers refinanced for lower interest rates. Interest on mortgage-backed securities increased $17,890, or 29.7%, and interest on investment securities increased $3,677, or 34.0%, resulting from higher portfolio balances. Interest on interest bearing deposits decreased $5,036, or 5.1%, resulting from lower weighted average balances at lower average weighted yields. Interest expense on deposits decreased $69,131, or 17.3%, due to a lower weighted average rate on a smaller portfolio. Interest expense on borrowings decreased $1,042, or 10.6%, due to a lower amount owed resulting from scheduled repayments.

Other Operating Income
----------------------

         Other operating income for the three months ended March 31, 1999 decreased $8,995, or 24.7%, compared to the same period of 1998 as the result of decreased gains on loan sales.

General, Administrative and Other Expense
-----------------------------------------

         General, administrative and other expense for the three months ended March 31, 1999 increased $2,446, or 1.3%, compared to the same period of 1998. This was primarily due to an increase in employee compensation and benefits of $5,155, or 4.8%, resulting from a $6,000 charge to reflect the market value of ESOP shares. Occupancy and equipment increased $1,143, or 5.8%, the result of increased depreciation on the new Y2K compliant computer system. These were mostly offset by a decrease in federal deposit insurance premiums of $367, or 8.2%, a decrease in franchise taxes of $2,123, or 10.5% and a decrease in other expense of $1,494, or 4.2%. Federal income taxes decreased $10,332, or 30.6%, the result of decreased earnings.

DISCUSSION OF YEAR 2000 ISSUES
------------------------------

         As with most providers of financial services, Foundation's operations are heavily dependent on information technology systems. The Company's primary data processing applications are handled by a third-party service bureau which has transferred to a fully year 2000-compliant processing system that has completed extensive testing. To operate on this new system, the Company had to replace its old personal computers ("PCs") and purchased a new year-2000 compliant computer network consisting of a server and PCs. New year-2000 compliant software for internal systems has been purchased, installed and tested and is fully operational. The total cost of the hardware and software upgrade was approximately $30,000.

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





Date:    May 14, 1998                                /s/ Laird L. Lazelle
                                                     ---------------------
                                                     Laird L. Lazelle
                                                     President





Date:    May 14, 1998                                /s/ Dianne K. Rabe
                                                     ---------------------
                                                     Dianne K. Rabe
                                                     Treasurer