Form 10KSB40
period 1999-06-30
FOUNDATION BANCORP INC
filed 1999-09-28
CIK 1012775

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended June 30, 1999


OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ______________ to ___________________

                         Commission File Number: 0-21297

                            FOUNDATION BANCORP, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

               Ohio                                  31-1465239
----------------------------------              ----------------------
  (State or other jurisdiction of                 (I.R.S. Employer
   incorporation or organization)               Identification Number)

  25 Garfield Place, Cincinnati, Ohio                   45202
----------------------------------------              ----------
(Address of principal executive offices)              (Zip Code)

                    Issuer's telephone number: (513) 721-0120
                                               --------------
           Securities registered pursuant to Section 12(b) of the Act:

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
         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the price of shares of the Registrant in the most recent trade reported by the National Daily Quotation Service, as of September 1, 1999, was approximately $4,772,000. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant).

         As of September 1, 1999, there were 462,875 of the Registrant's common shares issued and outstanding.

         The Registrant's revenues for the fiscal year ended June 30, 1999, were $2,528,084.

                       DOCUMENTS INCORPORATED BY REFERENCE

    Part II of Form 10-KSB - Portions of 1999 Annual Report to Shareholders

             Part III of Form 10-KSB - Portions of Proxy Statement
                  for the 1999 Annual Meeting of Shareholders

                                     PART I


ITEM 1.    DESCRIPTION OF BUSINESS

GENERAL

         Foundation Bancorp, Inc. (the "Company"), was incorporated under Ohio law in April 1996 at the direction of the Board of Directors of Foundation Savings Bank ("Foundation") for the purpose of purchasing all of the capital stock of Foundation to be issued in connection with the conversion of Foundation from mutual to stock form (the "Conversion"). On September 25, 1996, the effective date of the Conversion, the Company acquired 100 common shares of Foundation. The principal business of the Company since the effective date of the Conversion has been holding all of the issued and outstanding shares of Foundation.

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

         LOAN PORTFOLIO COMPOSITION. The following table presents certain information regarding the composition of the loan portfolio of Foundation at the dates indicated:

                                                               At June 30,
                                 -------------------------------------------------------------------------
                                           1999                     1998                    1997
                                 ----------------------     --------------------     ---------------------
                                               Percent                  Percent                   Percent
                                               of total                 of total                  of total
                                  Amount        loans        Amount      loans        Amount       loans
                                 --------      --------     --------    --------     --------     --------
Real estate loans:
   One- to four-family           $ 18,013       88.01%      $ 19,278      88.25%     $ 23,817      91.82%
   Nonresidential                   1,197        5.85          1,269       5.81         1,118       4.31
   Multifamily                      1,489        7.27          1,285       5.88           968       3.73
Consumer loans:
   Passbook loans                      22         .11             26        .12            27       0.10
   Other consumer loans               198         .97            132        .60           389       1.50
                                 --------      ------       --------     ------      --------     ------

Total loans                        20,919      102.21         21,990     100.66        26,319     101.46

Less:
   Loans in process                   306        1.50              -          -           237       0.91
   Allowance for loan losses          150         .73            138        .63           126       0.49
   Deferred loan fees                  (5)       (.02)             6        .03            17       0.07
                                 --------      ------       --------     ------      --------     ------

     Net loans                   $ 20,468      100.00%      $ 21,846     100.00%     $ 25,939     100.00%
                                 ========      ======       ========     ======      ========     ======


         LOAN MATURITY. The following table sets forth certain information as of June 30, 1999, regarding the dollar amount of loans maturing in the portfolio of Foundation based on their contractual terms to maturity. Demand loans, home equity loans and other loans having no stated schedule of repayments or no stated maturity are reported as due in one year or less.

                                                               Due 4-5     Due 6-10   Due 11-20   Due more
                              Due during the year ending        years       years       years     than 20
                                        June 30,                after       after       after    years after
                           -------------------------------
                             2000        2001       2002       6/30/99     6/30/99     6/30/99     6/30/99      Total
                           -------     -------     -------     -------     -------     -------     -------     -------
Real estate loans:
   One- to four-family     $   520     $   638     $   673     $ 1,350     $ 3,400     $ 3,592     $ 7,840     $18,013
   Multifamily                  45          57          59         125         423         433         347       1,489
   Nonresidential               47          50          53         115         370         383         179       1,197
Consumer loans                  79          37          31          26          19          28        --           220
                           -------     -------     -------     -------     -------     -------     -------     -------
Total                      $   691     $   782     $   816     $ 1,616     $ 4,212     $ 4,436     $ 8,366     $20,919
                           =======     =======     =======     =======     =======     =======     =======     =======


         The table below sets forth the dollar amount of all loans due after one year from June 30, 1999, which have predetermined interest rates and loans which have floating or adjustable interest rates:

                                Due more than one year after
                                       June 30, 1999
                                ----------------------------
                                       (In thousands)

Fixed rates of interest                    $14,225
Adjustable rates of interest                 6,001
                                           -------
                                           $20,226
                                           =======

         LOANS SECURED BY ONE- TO FOUR-FAMILY REAL ESTATE. The principal lending activity of Foundation is the origination of permanent conventional loans secured by one- to four-family residences, primarily single-family residences, located within Foundation's primary market area. Each of such loans is secured by a first mortgage on the underlying real estate and improvements thereon, if any. At June 30, 1999, Foundation's one- to four-family residential real estate loan portfolio was approximately $18.0 million, or 88.01% of total loans.

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

         At June 30, 1999, loans secured by multifamily properties totaled approximately $1.5 million, or 7.27% of total loans.

         LOANS SECURED BY NONRESIDENTIAL REAL ESTATE. At June 30, 1999, approximately $1.2 million, or 5.85%, of Foundation's total loans were secured by permanent mortgages on nonresidential real estate. Such loans have both fixed and adjustable rates, terms of up to 20 years and LTVs of up to 70%. Among the properties securing nonresidential real estate loans are office buildings and other nonresidential properties located in Foundation's primary market area.

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

         COMMERCIAL LOANS. In the past, Foundation has made commercial loans to businesses in its primary market area. Such loans are typically secured by a security interest in inventory, accounts receivable or other assets of the borrower. At June 30, 1999, Foundation had no commercial loans in its portfolio.

         CONSUMER LOANS. Foundation occasionally makes various types of consumer loans, including loans made to depositors and secured by their deposit accounts, automobile loans and other secured loans and unsecured personal loans. Consumer loans are made at fixed rates of interest and for terms of up to five years. At June 30, 1999, Foundation had approximately $220,000, or 1.08% of total loans, invested in consumer loans.

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

         Loan applications for permanent real estate loans are taken by a loan originator. Foundation typically obtains a credit report, verification of employment and other documentation concerning the creditworthiness of the borrower. An appraisal of the fair market value of the real estate which will secure the loan is prepared by a fee appraiser approved by the Board of Directors. Upon the completion of the appraisal and the receipt of information on the credit history of the borrower, the loan application is submitted for review in accordance with Foundation's underwriting guidelines. Loans of amounts less than $250,000 and which meet secondary market standards or have low loan-to-value ratios may be approved by management, while loans of amounts greater than $250,000 or which do not meet secondary market standards must be submitted to the full Board of Directors.

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

         The following table presents the loan origination activity of Foundation for the periods indicated:

                                                   Year ended June 30,
                                         -----------------------------------
                                           1999          1998         1997
                                         --------      --------    ---------
                                                    (In thousands)

Loans receivable-beginning of period     $ 21,846      $ 25,939     $ 23,267
Loans originated:
   One- to four-family residential         11,251        10,266        7,210
   Nonresidential                             188           166           58
   Multifamily                                326           609          120
   Consumer                                    85           378          264
                                         --------      --------     --------
     Total loans originated                11,850        11,419        7,652

Reductions:
Principal repayments                        6,030         8,051        3,748
Loans sold                                  6,491         7,643        1,077
Transferred to real estate owned             --              54         --
                                         --------      --------     --------
Total reductions                           12,521        15,748        4,825
Other items, net (1)                         (307)          236         (155)
                                         --------      --------     --------
Loans receivable, end of period          $ 20,868      $ 21,846     $ 25,939
                                         ========      ========     ========
------------------------------------
(1) Other items consist of loans in process, deferred loan fees and allowances for loan losses

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

         Based on such limits, Foundation was able to lend $864,000 to one borrower at June 30, 1999. The largest amount Foundation had outstanding to one borrower and related persons or entities at June 30, 1999, was approximately $670,000, consisting of seven loans, the largest of which was approximately $299,000. Each of such loans is secured by commercial or residential real estate.

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

         The following table sets forth information with respect to the accrual and nonaccrual status of Foundation's loans and other nonperforming assets at the dates indicated:

                                                                     At June 30,
                                                         -----------------------------------
                                                            1999          1998        1997
                                                         ---------      -------      -------
                                                                 (Dollars in thousands)
Accruing loans delinquent 90+ days                       $       -      $     -      $     -

   Nonperforming loans                                   $       -      $     -      $     -
                                                         =========      =======      =======

   Real estate owned                                             -      $    54            -
                                                         ---------      -------      -------

     Total nonperforming assets                          $       -      $    54      $     -
                                                         =========      =======      =======

     Allowance for loan losses                           $     150      $   138      $   126
                                                         =========      =======      =======

     Nonperforming assets as a percent of total assets        0.00%        0.15%        0.00%

     Nonperforming loans as a percent of total loans          0.00%        0.00%        0.00%

     Allowance for loan losses as a percent of
       nonperforming loans                                    0.00%        0.00%        0.00%

         For the year ended June 30, 1999, Foundation had no interest income which would have been recorded had nonaccruing loans been current in accordance with their original terms. During such period, Foundation recorded no interest on such loans. At June 30, 1999, there was one loan that was almost 90 days delinquent. Management estimated that there will be a loss of $8,000 and has established a specific reserve for this purpose.

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

         The aggregate amounts of Foundation's classified assets at the dates indicated were as follows:

                                  At June 30,
                             ----------------------
                             1999     1998     1997
                             ----     ----     ----
                                 (In thousands)

Classified assets:
Special mention              $  -     $ 54     $216
Substandard                    77        -        -
Doubtful                        -        -        -
Loss                            8        -        -
                             ----     ----     ----
 Total classified assets     $ 85     $ 54     $216
                             ====     ====     ====


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

         The following table sets forth an analysis of Foundation's allowance for loan losses for the periods indicated:

                                              Year ended June 30,
                                          ------------------------
                                          1999      1998      1997
                                          ----      ----      ----
                                           (Dollars in thousands)

Balance at beginning of period            $138      $126      $111

Charge-offs (1)                              -         -         -
Recoveries (1)                               -         -         -
                                          ----      ----      ----
Net (charge-offs) recoveries (1)             -         -         -

Provision for loan losses                   12        12        15
                                          ----      ----      ----

Balance at end of period                  $150      $138      $126
                                          ====      ====      ====

Ratio of net (charge-offs) recoveries
   to average loans outstanding
   during the period                         -         -         -

Ratio of allowance for loan losses
   to total loans                          .73%     0.63%     0.47%

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

         The following table sets forth the composition of Foundation's interest-bearing deposits and investment securities at the dates indicated:

                                                                          At June 30,
                                  ----------------------------------------------------------------------------------------
                                               1999                           1998                         1997
                                  ---------------------------    ----------------------------   --------------------------
                                  Carrying value   Fair value    Carrying value    Fair value   Carrying value  Fair value
                                  --------------   ----------    --------------    ----------   --------------  ----------
                                                                   (Dollars in thousands)
Interest-bearing deposits             $    48        $    48        $    97        $    97        $    54        $    54
Certificates of deposit                 1,206          1,206            300            300              -              -

Investment securities:
   Federal funds                        2,287          2,287          6,016          6,016          3,065          3,065
   U.S. Government obligations          3,754          3,702          2,947          2,944            946            949
   FHLB stock                             344            344            321            321            299            299
   Mortgage-backed securities           5,018          4,920          3,966          3,905          4,288          4,168
                                      -------        -------        -------        -------        -------        -------

     Total investments                $12,657        $12,507        $13,647        $13,583        $ 8,652        $ 8,535
                                      =======        =======        =======        =======        =======        =======

         The maturities of Foundation's interest-bearing deposits and investment securities at June 30, 1999, are indicated in the following table:

                                                          At June 30,  1999
                             --------------------------------------------------------------------------------
                                                           After one through               After five
                                 One year or less             five years             through ten years
                             ----------------------    -----------------------     ----------------------
                             Carrying       Average    Carrying        Average     Carrying       Average
                              value          yield       value          yield       value          yield
                              -----          -----       -----          -----       -----          -----
                                                                                   (Dollars in thousands)

Interest-bearing deposits    $     48        5.25%     $      -            -%      $      -            -%

Investment securities:
   Federal funds                2,287        5.73             -            -              -            -
   U.S. Government agency
     obligations                    -           -           750         6.42          2,704         6.85
   Mortgage-backed
     securities                     -           -           378         6.51            431         5.95
   FHLB stock                       -           -             -            -              -            -
   Certificates of deposit      1,206        5.59             -            -              -            -
                             --------                  --------                    --------
     Total                     $3,541        5.68%     $  1,128         6.45%      $  3,135         6.73%
                             ========                  ========                    ========


                                                 At June 30,  1999
                             ----------------------------------------------------------
                                       After ten
                                         years                       Total
                                -----------------------      --------------------------
                                Carrying        Average      Carrying      Weighted
                                 value           yield        value      average yield
                                 -----           -----        -----      -------------


Interest-bearing deposits        $    -             -%       $    48        5.25%

Investment securities:
   Federal funds                      -             -          2,287        5.73
   U.S. Government agency
     obligations                    300          7.54          3,754        6.82
   Mortgage-backed
     securities                   4,209          6.37          5,018        6.34
   FHLB stock                       344          6.75            344        6.75
   Certificates of deposit            -                        1,206        5.59
                                 ------                      -------
     Total                       $4,853          6.48%       $12,657        6.31%
                                 ======                      =======

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

         At June 30, 1999, Foundation's certificates of deposit totaled $23.8 million, or 92.25% of total deposits. Of such amount, approximately $16.1 million in certificates of deposit mature within one year. Based on past experience and Foundation's prevailing pricing strategies, management believes that a substantial percentage of such certificates will be renewed with Foundation at maturity. If there is a significant deviation from historical experience, Foundation can utilize borrowings from the FHLB of Cincinnati as an alternative source of funds.

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

         The following table presents the amount of Foundation's certificates of deposit of $100,000 or more by the time remaining until maturity at June 30, 1999:

                   Maturity                             Amount
                   --------                         --------------
                                                    (In thousands)

         Three months or less                         $   944
         Over 3 months to 6 months                        961
         Over 6 months to 12 months                       420
         Over 12 months                                   775
                                                     --------
             Total                                     $3,100
                                                       ======

         The following table sets forth Foundation's deposit account balance activity for the fiscal years ended June 30, 1999, 1998 and 1997:

                                          Year ended June  30,
                                 ------------------------------------
                                   1999          1998          1997
                                 --------      --------      --------
                                            (In thousands)

Beginning balance                $ 28,022      $ 27,292      $ 26,951
Net decrease before interest
   credited                        (3,686)         (871)       (1,146)
Interest credited                   1,418         1,601         1,487
                                 --------      --------      --------
Ending balance                   $ 25,754      $ 28,022      $ 27,292
                                 ========      ========      ========

  Net increase (decrease)        $ (2,268)     $    730      $    341
                                 ========      ========      ========


         BORROWINGS. The FHLB functions as a central reserve bank providing credit for its member institutions and certain other financial institutions. As a member in good standing of the FHLB of Cincinnati, Foundation is authorized to apply for advances from the FHLB of Cincinnati, provided certain standards of creditworthiness have been met. Under current regulations, an association must meet certain qualifications to be eligible for FHLB advances. The extent to which an association is eligible for such advances will depend upon whether it meets the Qualified Thrift Lender Test (the "QTL Test"). If an association meets the QTL Test, it will be eligible for 100% of the advances it would otherwise be eligible to receive. If an association does not meet the QTL Test, it will be eligible for such advances only to the extent it holds specified QTL Test assets. At June 30, 1999, Foundation was in compliance with the QTL Test.

         In prior years, Foundation had obtained advances from the FHLB of Cincinnati as indicated in the following table:

                                                                       Year ended June  30,
                                                             ---------------------------------------
                                                             1999             1998              1997
                                                             ----             ----              ----
                                                                      (Dollars in thousands)
Average balance outstanding                                  $638             $714              $790
Maximum amount outstanding at any month end during
    the period                                                674              748               819
Balance outstanding at end of period                          602              680               754
Weighted average interest rate during the period             5.59%            5.58%             5.59%
Weighted average interest rate at end of period              5.55%            5.53%             5.52%


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

EMPLOYEES

         As of June 30, 1999, Foundation had eight full-time employees and no part-time employees.

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

         Congress is considering legislation that may change the range of activities in which Foundation may engage. In addition, the Company might become subject to a different set of holding company regulations limiting the activities in which the Company may engage and subjecting the Company to additional regulatory requirements. At this time, the Company cannot predict when or whether Congress may actually pass legislation regarding the Company's and Foundation's regulatory requirements or charter. Although such legislation, if enacted, may change the activities in which the Company or Foundation are authorized to engage, it is not anticipated that the current activities of either the Company or Foundation will be materially affected by those limits.

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

OFFICE OF THRIFT SUPERVISION

         REGULATORY CAPITAL REQUIREMENTS. Foundation is required by OTS regulations to meet certain minimum capital requirements. The tangible capital requirement requires savings associations to maintain "tangible capital" of not less than 1.5% of their adjusted total assets. Tangible capital is defined in OTS regulations as core capital minus any intangible assets.

         "Core capital" is comprised of common stockholders' equity (including retained earnings), noncumulative preferred stock and related surplus, minority interests in consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits of mutual associations. OTS regulations require savings associations to maintain core capital of at least 3% of their total assets. Those associations that do not have the highest examination rating and exceed an acceptable level of risk are required to maintain core capital of from 4% to 5%, depending on the association's examination rating and overall risk. Foundation does not anticipate that it will be adversely affected if the core capital requirement regulation is amended as proposed.

         OTS regulations require that savings associations maintain "risk-based capital" in an amount not less than 8% of their risk-weighted assets. Risk-based capital is defined as core capital plus certain additional items of capital, which in the case of Foundation includes allowances for loan and lease losses at June 30, 1999.

         The OTS also may adjust the risk-based capital requirement on an individualized basis to take into account risks due to concentrations of credit and non-traditional activities.

         The OTS has adopted regulations governing prompt corrective action to resolve the problems of capital deficient and otherwise troubled savings associations. At each successively lower defined capital category, an association is subject to more restrictive and more numerous mandatory or discretionary regulatory actions or limits, and the OTS has less flexibility in determining how to resolve the problems of the institution. In addition, the OTS generally can downgrade an association's capital category, notwithstanding its capital level, if, after notice and opportunity for hearing, the association is deemed to be engaging in an unsafe or unsound practice because it has not corrected deficiencies that resulted in it receiving a less than satisfactory examination rating on matters other than capital or it is deemed to be in an unsafe or unsound condition. Foundation's capital at June 30, 1999, met the standards for the highest category, a "well-capitalized" institution.

         LIQUIDITY. OTS regulations require that a savings association maintain an average daily balance of liquid assets (cash, certain time deposits, bankers' acceptances and specified United States government, state or federal agency obligations) equal to a monthly average of not less than 4% of its net withdrawable savings deposits plus borrowings payable in one year or less. Monetary penalties may be imposed upon associations failing to meet these liquidity requirements. The eligible liquidity of Foundation at June 30, 1999, was approximately $4.9 million, or 18.5%, and exceeded the applicable 4% liquidity requirement by approximately $3.9 million.

         QUALIFIED THRIFT LENDER TEST. Savings associations are required to meet the QTL test. Prior to September 30, 1996, the QTL test required savings associations to maintain a specified level of investments in assets that are designated as qualifying thrift investments ("QTI"), which are generally related to domestic residential real estate and manufactured housing and include credit card, student and small business loans and stock issued by any FHLB, the FHLMC or the FNMA. Under such test, 65% of an institution's "portfolio assets" (total assets less goodwill and other intangibles, property used to conduct business and 20% of liquid assets) must consist of QTI on a monthly average basis in nine out of every 12 months. Effective September 30, 1996, a savings association may also qualify as a QTL by meeting the definition of "domestic building and loan association" under the Internal Revenue Code of 1986, as amended (the "Code"). In order for an institution to meet the definition of a "domestic building and loan association" under the Code, at least 60% of such institution's assets must consist of specified types of property, including cash loans secured by residential real estate or deposits, educational loans and certain governmental obligations. The OTS may grant exceptions to the QTL test under certain circumstances. If a savings association fails to meet the QTL test, the association and its holding company become subject to certain operating and regulatory restrictions. A savings association that fails to meet the QTL test will not be eligible for new FHLB advances. At June 30, 1999, Foundation met the QTL test.

         LENDING LIMIT. OTS regulations generally limit the aggregate amount that a savings association can lend to one borrower to an amount equal to 15% of the association's Lending Limit Capital. A savings association may lend to one borrower an additional amount not to exceed 10% of the association's Lending Limit Capital, if the additional amount is fully secured by certain forms of "readily marketable collateral." Real estate is not considered "readily marketable collateral." Certain types of loans are not subject to the lending limit. A general exception to the 15% limit provides that an association may lend to one borrower up to $500,000, for any purpose. In applying the limit on loans to one borrower, the regulations require that loans to certain related borrowers be aggregated. At June 30, 1999, Foundation was in compliance with this lending limit.

         TRANSACTIONS WITH INSIDERS AND AFFILIATES. Loans to executive officers, directors and principal shareholders and their related interests must conform to the lending limit on loans to one borrower, and the total of such loans to executive officers, directors, principal shareholders and their related interests cannot exceed the association's Lending Limit Capital (or 200% of Lending Limit Capital for qualifying institutions with less than $100 million in deposits). Most loans to directors, executive officers and principal shareholders must be approved in advance by a majority of the "disinterested" members of the board of directors of the association, with any "interested" director not participating. All loans to directors, executive officers and principal shareholders must be made on terms substantially the same as offered in comparable transactions with the general public or as offered to all employees in a company-wide benefit program. Loans to executive officers are subject to additional limitations. Foundation had no loans to directors, officers or employees at June 30, 1999.

         All transactions between savings associations and their affiliates must comply with Sections 23A and 23B of the Federal Reserve Act (the "FRA"). An affiliate of a savings association is any company or entity that controls, is controlled by or is under common control with the savings association. The Company is an affiliate of Foundation . Generally, Sections 23A and 23B of the FRA (i) limit the extent to which a savings association or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, (ii) limit the aggregate of all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus, and (iii) require that all such transactions be on terms substantially the same, or at least as favorable to the association, as those provided in transactions with a non-affiliate. The term "covered transaction" includes the making of loans, purchasing of assets, issuance of a guarantee and other similar types of transactions. In addition to the limits in Sections 23A and 23B, a savings association may not make any loan or other extension of credit to an affiliate unless the affiliate is engaged only in activities permissible for a bank holding company and may not purchase or invest in securities of any affiliate except shares of a subsidiary. Foundation had no loans to directors, officers or employees at June 30, 1999.

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

         Tier 2 associations may make capital distributions of up to 75% of net income over the most recent four quarters. Tier 3 associations do not meet current minimum capital requirements and must obtain OTS approval of any capital distribution.

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

         As a unitary savings and loan holding company, the Company generally has no restrictions on its activities. Such companies are the only financial institution holding companies which may engage in any commercial, securities and insurance activities without restriction. Congress is considering legislation which may limit the Company's ability to engage in these activities. It cannot be predicted whether and in what form these proposals might become law. However, such limits would not impact the Company's current activities, which consist solely of holding stock of Foundation. Notwithstanding the foregoing rules as to permissible business activities of a unitary savings and loan holding company, if the savings association subsidiary of a holding company fails to meet the QTL test, then such unitary holding company would become subject to the activities restrictions applicable to multiple holding companies. At June 30, 1999, Foundation met both those tests.

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

FEDERAL  RESERVE BANK RESERVE REQUIREMENTS

         Federal Reserve Bank regulations currently require savings associations to maintain reserves of 3% of net transaction accounts (primarily NOW accounts) up to $46.5 million (subject to an exemption of up to $4.9 million), and of 10% of net transaction accounts in excess of $46.5 million. At June 30, 1999, Foundation was in compliance with the new reserve requirements.

FEDERAL HOME LOAN BANKS

         The FHLBs provide credit to their members in the form of advances. Foundation is a member of the FHLB of Cincinnati and must maintain an investment in the capital stock of the FHLB of Cincinnati in an amount equal to the greater of 1.0% of the aggregate outstanding principal amount of Foundation's residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 5% of its advances from the FHLB of Cincinnati. Foundation was in compliance with this requirement with an investment in stock of the FHLB of Cincinnati of $343,800 at June 30, 1999.

         FHLB advances to member institutions who meet the QTL test are generally limited to the lower of (i) 25% of the member's assets or (ii) 20 times the member's investment in FHLB stock. At June 30, 1999, Foundation's maximum limit on advances was approximately $6.9 million. The granting of advances is also subject to the FHLB's collateral and credit underwriting guidelines.

         Upon the origination or renewal of a loan or advance, the FHLB is required by law to obtain and maintain a security interest in collateral in one or more specified categories.

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

         Foundation's average gross receipts for the three tax years ending on June 30, 1999, is $2.7 million and as a result, Foundation does qualify as a small corporation exempt from the alternative minimum tax.

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

         The balance of the pre-1988 reserves is subject to the provisions of
Section 593(e), as modified by the Act, which require recapture in the case of certain excessive distributions to shareholders. The pre-1988 reserves may not be utilized for payment of cash dividends or other distributions to a shareholder (including distributions in dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). Distribution of a cash dividend by a thrift institution to a shareholder is treated as made: first, out of the institution's post-1951 accumulated earnings and profits; second, out of the pre-1988 reserves; and third, out of such other accounts as may be proper. To the extent a distribution by Foundation to the Company is deemed paid out of its pre-1988 reserves under these rules, the pre-1988 reserves would be reduced and the gross income of Foundation for tax purposes would be increased by the amount which, when reduced by the income tax, if any, attributable to the inclusion of such amount in its gross income, equals the amount deemed paid out of the pre-1988 reserves. As of June 30, 1999, the pre-1988 reserves of Foundation for tax purposes totaled approximately $653,000. Foundation believes it had approximately $2.4 million of accumulated earnings and profits for tax purposes as of June 30, 1999, which would be available for dividend distributions, provided regulatory restrictions applicable to the payment of dividends are met. See Notes 6 and 15 to the financial statements. No representation can be made as to whether Foundation will have current or accumulated earnings and profits in subsequent years.

         The tax returns of Foundation have been audited or closed without audit through fiscal year 1994. In the opinion of management, any examination of open returns would not result in a deficiency which could have a material adverse effect on the financial condition of Foundation.

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

         In computing its tax under the net worth method, the Company may exclude 100% of its investment in the capital stock of Foundation , as reflected on the balance sheet of the Company in computing its taxable net worth as long as it owns at least 25% of the issued and outstanding capital stock of Foundation. The calculation of the exclusion from net worth is based on the ratio of the excludable investment (net of any appreciation or goodwill included in such investment) to total assets multiplied by the net value of the stock. As a holding company, the Company may be entitled to various other deductions in computing taxable net worth that are not generally available to operating companies.

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

         Foundation is a "financial institution" for State of Ohio tax purposes. As such, it is subject to the Ohio corporate franchise tax on "financial institutions," which is imposed annually at a rate of 1.4% of the book net worth of Foundation determined in accordance with generally accepted accounting principles. For tax year 2000 and years thereafter, however, the franchise tax on financial institutions will be 1.3% of the book net worth. As a "financial institution," Foundation is not subject to any tax based upon net income or net profits imposed by the State of Ohio.


ITEM 2.    DESCRIPTION OF PROPERTY

         Foundation leases the property at 25 Garfield Place where its office is located. There are approximately one and three-quarters years remaining in the term of the lease.


ITEM 3.    LEGAL PROCEEDINGS

         Neither the Company nor Foundation is presently involved in any material legal proceedings. From time to time, Foundation is a party to legal proceedings incidental to its business to enforce its security interest in collateral pledged to secure loans made by Foundation.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.


                                     PART II


ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The information contained in the 1999 Annual Report to Shareholders (the "Annual Report"), a copy of which is attached as Exhibit 13 hereto, under the caption "Common Stock and Related Information" is incorporated herein by reference.

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

        The information contained in the Annual Report under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" is incorporated herein by reference.


ITEM 7.    FINANCIAL STATEMENTS

        The Consolidated Financial Statements and the report of Clark, Schaefer, Hackett & Co. dated August 23, 1999, appearing in the Annual Report are incorporated herein by reference.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.


                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

        The information contained in the definitive Proxy Statement for the 1999 Annual Meeting of Shareholders of the Company (the "Proxy Statement"), a copy of which is attached as Exhibit 99 hereto, under the captions "Board of Directors" and "Executive Officers" is incorporated herein by reference.


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

      3(ii) Code of Regulations                          Incorporated by reference to the Form S-1, Exhibit 3.2

     10(a)  Employment Agreement between                 Incorporated by reference to the Form S-1, Exhibit 10.4
            Foundation Bancorp, Inc. and Laird
            L. Lazelle

     10(b)  Employment Agreement between                 Incorporated by reference to the Form S-1, Exhibit 10.5
            Foundation Savings Bank and Laird L.
            Lazelle

     10(c)  Lease Agreement                              Incorporated by reference to the Form S-1, Exhibit 10.6

       13   1999 Annual Report to Shareholders

       20   Proxy Statement for 1999 Annual
            Meeting

       21   Subsidiaries of the Registrant               Incorporated by reference to the 1997 10-KSB, Exhibit 21

       27   Financial Data Schedule


(b)     REPORTS ON FORM 8-K

        No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1999.

                                   SIGNATURES

       Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                           FOUNDATION BANCORP, INC.

                                           By:  /s/ Laird L. Lazelle
                                                ---------------------------
                                                Laird L. Lazelle, President
                                                (Duly Authorized Representative)

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.


/s/ Ruth C. Emden                             /s/ Mardelle Dickhaut
------------------------                      ---------------------------
Ruth C. Emden                                 Mardelle Dickhaut
Director                                      Director

Date: September 27, 1999                      Date: September 27, 1999


/s/ Laird L. Lazelle                          /s/ Robert E. Levitch
------------------------                      ---------------------------
Laird L. Lazelle                              Robert E. Levitch
Director                                      Director

Date: September 27, 1999                      Date: September 27, 1999


/s/ Michael S. Schwartz                       /s/ Paul L. Silverglade
------------------------                      ---------------------------
Michael S. Schwartz                           Paul L. Silverglade
Director                                      Director

Date: September 27, 1999                      Date: September 27, 1999


/s/ Ivan J. Silverman                         /s/ Dianne K. Rabe
------------------------                      ---------------------------
Ivan J. Silverman                             Dianne K. Rabe
Director                                      Principal Financial Officer

Date: September 27, 1999                      Date: September 27, 1999