Form 10QSB
period 1999-09-30
FOUNDATION BANCORP INC
filed 1999-11-15
CIK 1012775

                                   FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   (Mark One)


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from                   to
                                       -----------------    -----------------

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

Common shares, no par value           Outstanding at September 30, 1999: 462,875

                            FOUNDATION BANCORP, INC.
                                   FORM 10-QSB
                        QUARTER ENDED SEPTEMBER 30, 1999



                         Part l - Financial Information


Item 1 - Financial Statements

Interim financial information required by Regulation 210.10 - 01 of Regulation S - X is included in this Form 10-QSB as referenced below:

       Consolidated Statements of Financial Condition...................3

       Consolidated Statements of Income................................4

       Statement of Cash Flows..........................................5

       Notes to Consolidated Financial Statements.......................6

Item 2 - Management's Discussion and Analysis of
           Financial Condition and Results of Operations................8

                            FOUNDATION BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                                September 30,       June 30,
                                                                                   1999               1999
                                                                                -------------       --------
                                                                                 (Unaudited)

ASSETS
------

Cash and due from banks                                                              $97,583          $79,041
Interest-bearing deposits in other financial institutions                            255,425        2,335,212
                                                                                  ----------       ----------
              Cash and cash equivalents                                              353,008        2,414,253

Certificates of deposit                                                              902,655        1,206,398

Investment securities-at amortized cost (approximate market value of
  $5,189,029 and $3,701,563 at September 30, 1999 and June 30, 1999,
  respectively)                                                                    5,252,744        3,753,920
Mortgage-backed securities-at cost approximate market value of
  $4,589,240 and $4,920,386 at September 30, 1999 and June 30, 1999,
  respectively)                                                                    4,706,094        5,017,882
Loans receivable-net                                                              20,873,140       20,468,039
Office premises and equipment-at depreciated cost                                    294,900          299,787
Real estate acquired  through foreclosure-net                                              -                -
Federal Home Loan Bank stock-at cost                                                 350,000          343,800
Accrued interest receivable on loans                                                 101,240           96,078
Accrued interest receivable on mortgage-backed
  securities                                                                          31,045           33,591
Accrued interest receivable on investments and interest-bearing deposits              96,545           21,866
Prepaid expenses and other assets                                                     52,960          105,966
                                                                                 -----------      -----------
              TOTAL ASSETS                                                       $33,014,331      $33,761,580
                                                                                 ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Deposits                                                                         $25,173,236      $25,754,436
Advances from the Federal Home Loan Bank                                             581,230          601,530
Advances by borrowers for taxes, insurance and other                                 143,518           59,551
Other liabilities                                                                    128,182          199,619
Deferred federal income taxes                                                         74,300           74,300
                                                                                 -----------      -----------
              TOTAL LIABILITIES                                                   26,100,466       26,689,436

Shareholders' equity
       Common shares-2,000,000 shares, no par value, authorized;
         462,875 shares issued and outstanding                                             -                -
       Additional paid-in capital                                                  4,400,429        4,394,429
       Retained earnings-substantially restricted                                  2,816,581        3,004,988
       Shares acquired for restricted stock plan                                     (99,372)        (123,500)
       Unallocated shares held by Employee Stock Ownership Plan                     (203,773)        (203,773)
                                                                                 -----------      -----------
              TOTAL SHAREHOLDERS' EQUITY                                           6,913,865        7,072,144
                                                                                 -----------      -----------
              TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $33,014,331      $33,761,580
                                                                                 ===========      ===========

                            FOUNDATION BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME


                                                                              Three months ended
                                                                                 September 30,
                                                                         ----------------------------
                                                                            1999               1998
                                                                         ----------           -------
                                                                                   (Unaudited)

Interest Income
     Loans                                                                 $407,573          $435,535
     Mortgage-backed securities                                              69,379            65,368
     Investment securities                                                   95,944            62,315
     Interest bearing deposits and other                                     24,085            70,326
                                                                           --------          --------
     Total interest income                                                  596,981           633,544

Interest expense
     Deposits                                                              $323,337           384,014
     Borrowings                                                               9,396             9,320
                                                                           --------          --------
     Net interest expense                                                   332,733           393,334

Net interest income before provision for losses on loans                    264,248           240,210

Provision for losses on loans                                                     -            (3,000)
                                                                           --------          --------
Net interest income after provision for losses                              264,248           237,210

Other operating income                                                       13,489            25,028

General, administrative and other expense
     Employee compensation and benefits                                     119,889           110,791
     Occupancy and equipment                                                 20,587            19,469
     Federal deposit insurance premiums                                       3,791             4,398
     Franchise taxes                                                         19,997            20,138
     Data processing                                                          9,121             9,751
     Other                                                                   34,660            34,056
                                                                           --------          --------
     Total general, administrative and other expenses                       208,045           198,603
                                                                           --------          --------
Income before income taxes                                                   69,692            63,635

Provision for federal income taxes                                          (25,734)          (22,790)
                                                                           --------          --------
NET INCOME                                                                  $43,958          $ 40,845
                                                                           ========          ========
BASIC AND DILUTED EARNINGS PER SHARE                                          $0.10             $0.09
                                                                              =====             =====

                            FOUNDATION BANCORP, INC.
                             STATEMENT OF CASH FLOWS


                                                                                          Three months ended
                                                                                              September 30
                                                                                   -------------------------------
                                                                                       1999               1998
                                                                                   ------------       ------------

Cash flows from operating activities
Net income                                                                          $    43,958        $    40,845
Adjustments to reconcile net income to net cash provided by operating activities
     Gain on sale of loans                                                                    -            (11,309)
     Depreciation and amortization                                                        4,887              3,235
     Amortization of premiums and discounts on mortgage-backed securities                 7,089              4,317
     FHLB stock dividends                                                                (6,200)            (5,800)
     Provision for loan losses                                                                -              3,000
     Amortization of deferred loan fees                                                    (692)              (708)
     ESOP expense                                                                         6,000              6,000
     Deferred loan origination (costs)                                                     (975)            (1,616)
     Effects of changes in operating assets and liabilities
         Accrued interest receivable                                                    (77,295)           (40,956)
         Prepaid expenses and other assets                                               53,006             37,356
         Accrued expenses                                                               (48,237)           (31,543)
                                                                                    -----------        -----------
              Net cash used by operating activities                                     (18,459)             2,821
                                                                                    -----------        -----------
Cash flows from investing activities
     Repayments of mortgage-backed securities                                           305,875            211,137
     Purchases of mortgage-backed securities                                                  -         (1,678,750)
     Purchases of investment securities - held to maturity                           (1,500,000)        (1,109,146)
     Maturities of investment securities - held to maturity                                   -          1,000,000
     Purchases of certificate of deposits                                                (3,156)          (104,532)
     Maturity of certificates of deposits                                               306,899                  -
     Loan disbursements                                                              (1,819,062)        (2,841,705)
     Loan principal repayments                                                        1,415,628          2,166,342
     Proceeds from sale of loans                                                              -          1,077,114
     Capitalization of expenses relating to real estate acquired through                      -             (4,235)
       foreclosure
     Purchases of property and                                                                -            (24,736)
                                                                                    -----------        -----------
              Net cash used in investing activities                                  (1,293,816)        (1,308,511)
                                                                                    -----------        -----------
Cash flows from financing activities
     Net increase (decrease) in deposits                                               (581,200)        (1,104,595)
     Repayment of FHLB advances                                                         (20,300)           (19,230)
     Net increase in advances by borrowers for taxes, insurance and other                83,967             79,805
     Dividends paid                                                                    (231,437)          (185,150)
                                                                                    -----------        -----------
              Net cash used by financing activities                                    (748,970)        (1,229,170)
                                                                                    -----------        -----------
Net increase (decrease) in cash and cash equivalents                                 (2,061,245)        (2,534,860)

Cash and cash equivalents at beginning of period                                      2,414,253          6,196,370
                                                                                    -----------        -----------
Cash and cash equivalents at end of period                                          $   353,008        $ 3,661,510
                                                                                    ===========        ===========
Supplemental disclosure of cash flow information
   Cash paid during the period for:
     Interest expense                                                               $   329,806        $   389,467
     Income taxes                                                                   $                  $    69,354
                                                                                              -
Non-cash operating and financing activity:
   Conversion of accrued compensation to shares released for                        $    23,200
   Restricted Stock Plan

                            FOUNDATION BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           For the three months ended
                           September 30, 1999 and 1998


1. BASIS OF PRESENTATION
   ---------------------

         The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three months ended September 30, 1999 and 1998, are not necessarily indicative of the results which may be expected for an entire fiscal year.


2. PRINCIPLES OF CONSOLIDATION
   ---------------------------

         The accompanying consolidated financial statements include the accounts of the Foundation Bancorp, Inc. ("the Company") and its wholly-owned subsidiary, Foundation Savings Bank ("Foundation"). All significant intercompany items have been eliminated.


3. EARNINGS PER SHARE
   ------------------

         Basic earnings per share for the three month periods ended
September 30, 1999 and 1998, were computed based on weighted average shares outstanding of 435,581 and 437,420, respectively, which gives effect to a reduction for the 19,660 and 25,453 unallocated shares held by the Foundation Bancorp, Inc. Employee Stock Ownership Plan (the "ESOP") at such dates, respectively, in accordance with Statement of Position 93-6 ("SOP 93-6") issued by the American Institute of Certified Public Accountants.


4. EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS
   -------------------------------------------

         In March 1998, the FASB issued SFAS No. 128, "Earnings Per Share," which is effective for periods ending after December 15, 1998, including interim periods. SFAS No. 128 simplifies the calculation of earnings per share ("EPS") by replacing primary EPS with basic EPS. It also requires dual presentation of basic EPS and diluted EPS for entities with complex capital structures. Basic EPS includes no dilution and is computed by dividing income available to common shareholders by the weighted-average common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in earnings such as stock options, warrants or other common stock equivalents. All prior period EPS data must be restated to conform with the new presentation.

         In February 1998, the FASB issued SFAS No. 129, "Disclosures of Information about Capital Structure." SFAS No. 129 consolidates existing accounting guidance relating to disclosure about a company's capital structure. Public companies generally have always been required to make disclosures now required by SFAS No. 129 and, therefore, SFAS No. 129 should have no impact on the Company. SFAS No. 129 is effective for financial statements for periods ending after December 15, 1998.

         In June 1998, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. It does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement.

         SFAS No. 130 requires that an enterprise (1) classify items of other comprehensive income by their nature in a financial statement and (2) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS No. 130 is effective for fiscal years beginning after December 15, 1998. Reclassification of financial statements for earlier periods provided for comparative purposes is required.

         In June 1998, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 significantly changes the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about reportable segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 uses a "management approach" to disclose financial and descriptive information about an enterprise's reportable operating segments which is based on reporting information the way that management organizes the segments within the enterprise for making operating decisions and assessing performance. For many enterprises, the management approach will likely result in more segments being reported. In addition, SFAS No. 131 requires significantly more information to be disclosed for each reportable segment than is presently being reported in annual financial statements and requires that selected information be reported in interim financial statements. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1998. Because the Company has no non-banking subsidiaries, SFAS No. 131 will not affect the Company.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DISCUSSION OF FINANCIAL CONDITION CHANGES FROM JUNE 30, 1999 TO SEPTEMBER 30,
-----------------------------------------------------------------------------
1999
----

         At September 30, 1999, the Company's assets totaled $33.0 million, a decrease of $0.7 million, or 2.2%, from the $33.7 million total at June 30, 1999. Cash and equivalents were $0.3 million at September 30, 1999, a decrease of $2.1 million, or 85.4%, over the $2.4 million at June 30, 1999. Investments in certificates of deposit decreased $0.3 million, or 25.2%, as maturing funds were not reinvested, and mortgage-backed securities decreased $0.3 million, or 6.2%, resulting from repayments. The cash flow from these changes funded an increase in loans receivable of $0.4 million, or 2.0%, as Foundation changed its emphasis to portfolio lending rather than sales of loans with the increase in market rates, and an increase in investment securities of $1.5 million, or 39.9%, as Foundation sought higher returns in the current interest rate environment.

         The decrease in cash and equivalents partially funded a decrease in deposits of $0.6 million, or 2.3%, as longer term deposits were not renewed. Advances from the Federal Home Loan Bank decreased $20,300, or 3.4%, as a result of scheduled repayments. Advances from borrowers for taxes, insurance and other increased $83,967, or 141.0%, resulting from timing differences in the payment of real estate taxes. Shareholders' equity decreased $158,279, or 2.2%, as a result of the $.50 per share dividend which totaled $231,437 paid to shareholders in September 1999.

         The Office of Thrift Supervision has two minimum regulatory capital standards for savings associations. At September 30, 1999, Foundation's capital substantially exceeded each of the requirements. The following is a summary of Foundation's approximate regulatory capital position, in dollars and as a percentage of regulatory assets, at September 30, 1999:

                              ACTUAL                  REQUIRED                 EXCESS
                              ------                  --------                 ------
                                              (Dollars in thousands)

Core capital            $5,612      17.0%        $1,321      4.0%        $4,291      13.0%
Risk-based capital      $5,753      38.9%        $1,184      8.0%        $4,569      30.9%


COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999
-----------------------------------------------------------------------------
AND 1998
--------

General
-------

         The Company recorded net earnings of $43,958 for the three months ended September 30, 1999, an increase of $3,113, or 7.6%, from the net earnings of $40,845 recorded for the three months ended September 30, 1998. The increase was primarily the result of an increase in net interest income after provision for loan losses of $27,038, or 11.4%, which was partially offset by a decrease in other income of $11,539, or 46.1%, an increase in general, administrative and other expense of $9,442, or 4.8%, and an increase in federal income taxes of $2,944, or 12.9%


Net Interest Income
-------------------

         Net interest income after provision for losses on loans for the three months ended September 30, 1999, increased $27,038, or 11.4%, compared to the same period of 1998. A decrease in total interest income of $36,563, or 5.8%, was excluded by a decrease in total interest expense of $60,601, or 15.4%. Interest income on loans decreased $27,962, or 6.4%, the result of a decrease in loans receivable of $0.6 million and a 27 basis points decline in the yield since September 30, 1998, as borrowers refinanced for lower interest rates. Interest on mortgage-backed securities increased $4,011, or 6.1%, due to higher yields. Interest on investment securities increased $33,629, or 54.0%, due to higher yields on a larger portfolio. Interest on interest-bearing deposits decreased $46,241, or 65.8%, due to a decline in average deposits as funds were reinvested in higher yielding mortgage loans and investment securities. Interest expense on deposits decreased $60,677, or 15.8%, due to a lower weighted average rate on a smaller portfolio.


Other Operating Income
----------------------

         Other operating income for the three months ended September 30, 1999 decreased $11,539, or 46.1%, compared to the same period of 1998 due to the absence of loan sales during the first quarter of 1999.


General, Administrative and Other Expense
-----------------------------------------

         General, administrative and other expense for the three months ended September 30, 1999 increased $9,442, or 4.8%, compared to the same period of 1998. This was primarily due to the increase in occupancy and equipment of $1,118, or 5.7%, the result of the purchase of new Y2K compliant computer equipment and software, and an increase in employee compensation and benefits of $9,098, or 8.2%. The employee compensation and benefit expense increase resulted from the amortization of the expense of the Recognition and Retention Plan and a lower adjustment to compensation for the accounting treatment of deferred loan fees due to fewer loan closings. Federal income taxes increased $2,944, or 12.9%, due to higher earnings.


DISCUSSION OF YEAR 2000 ISSUES
------------------------------

         As with most providers of financial services, Foundation's operations are heavily dependent on information technology systems. Foundation has addressed the potential problems associated with the possibility that the computers that control or operate Foundation's information technology system and infrastructure may not be programmed to read four-digit date codes and, upon arrival of the year 2000, may recognize the two-digit code "00" as the year 1900, causing systems to fail to function or to generate erroneous data.

         The Company's primary data processing applications are handled by a third-party service bureau which has transferred to a fully year 2000-compliant processing system which has been fully tested.

         The Company has not identified any additional material expenses that are likely to be incurred by Foundation in connection with this issue. No assurance can be given, however, that additional expense will not be incurred in future periods, which could adversely affect the Company's net earnings and financial condition.

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

        Not applicable


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


                                          /s/ Laird L. Lazelle
                                          --------------------------
Date: November 10, 1999                   Laird L. Lazelle
                                          President




                                          /s/ Dianne K. Rabe
                                          --------------------------
Date: November 10, 1999                   Dianne K. Rabe
                                          Treasurer