Form 10QSB
period 1999-12-31
FOUNDATION BANCORP INC
filed 2000-02-14
CIK 1012775

                                   FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   (Mark One)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1999

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

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

                   Yes   x    No  __
                        ---

State the number of shares outstanding of the issuer's classes of common stock, as of the latest practicable date.

Common shares, no par value            Outstanding at December 31, 1999: 462,875

                            FOUNDATION BANCORP, INC.
                                   FORM 1O-QSB
                         QUARTER ENDED DECEMBER 31, 1999


                         Part l - Financial Information

Item 1 - Financial Statements

Interim financial information required by Regulation 210.10 - 01 of Regulation S
- X is included in this Form 10-QSB as referenced below:


                  Consolidated Statements of Financial Condition................................3
                  Consolidated Statements of Earnings...........................................4
                  Consolidated Statements of Cash Flows.........................................5
                  Notes to Consolidated Financial Statements....................................6
Item 2 - Management's Discussion and Analysis of
           Financial Condition and Results of Operations........................................7

                            FOUNDATION BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                                  December 31,       June 30,
                                                                                      1999             1999
                                                                                  ------------    ------------
                                                                                   (Unaudited)
ASSETS

Cash and due from banks                                                           $    313,122    $     79,041
Interest-bearing deposits in other financial institutions                            1,050,486       2,335,212
                                                                                  ------------    ------------
              Cash and cash equivalents                                              1,363,608       2,414,253

Certificates of deposit                                                                497,000       1,206,398
Investment securities-at amortized cost (approximate market value of $5,108,639
     and $3,701,563 at December 31, 1999 and June 30, 1999, respectively)            5,251,568       3,753,920
Mortgage-backed securities-at cost (approximate market value of $4,449,322 and
     $4,920,386 at December 31, 1999 and June 30, 1999, respectively)                4,573,437       5,017,882
Loans receivable-net                                                                20,522,147      20,468,039
Office premises and equipment-at depreciated cost                                      290,012         299,787
Real estate acquired  through foreclosure-net                                             --              --
Federal Home Loan Bank stock-at cost                                                   356,100         343,800
Accrued interest receivable on loans                                                    92,977          96,078
Accrued interest receivable on mortgage-backed securities                               29,970          33,591
Accrued interest receivable on investments and interest-bearing deposits                74,139          21,866
Prepaid expenses and other assets                                                       46,654         105,966
                                                                                  ------------    ------------

              TOTAL ASSETS                                                        $ 33,097,612    $ 33,761,580
                                                                                  ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                                                          $ 25,168,474    $ 25,754,436
Advances from the Federal Home Loan Bank                                               560,653         601,530
Advances by borrowers for taxes, insurance and other                                   234,249          59,551
Other liabilities                                                                       44,029         199,619
Deferred federal income taxes                                                           74,300          74,300
                                                                                  ------------    ------------

              TOTAL LIABILITIES                                                     26,081,705      26,689,436

Shareholders' equity
       Common shares-2,000,000 shares, no par value, authorized; 462,875 shares
           issued and outstanding                                                         --              --
       Additional paid-in capital                                                    4,406,429       4,394,429
       Unallocated shares held by Employee Stock Ownership Plan                       (150,873)       (203,773)
       Retained earnings-substantially restricted                                    2,859,723       3,004,988
           Shares acquired for restricted stock plan                                   (99,372)       (123,500)
                                                                                  ------------    ------------

              TOTAL SHAREHOLDERS' EQUITY                                             7,015,907       7,072,144
                                                                                  ------------    ------------


              TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $ 33,097,612    $ 33,761,580
                                                                                  ============    ============

                            FOUNDATION BANCORP, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS


                                                                 Three months ended           Six months ended
                                                                    December 31,               December 31,
                                                               1999           1998           1999           1998
                                                           -----------    -----------    -----------    -----------
                                                                   (Unaudited)                   (Unaudited)
Interest Income
     Loans                                                 $   406,918    $   425,691    $   814,491    $   861,226
     Mortgage-backed securities                                 69,841         80,487        139,221        145,855
     Investment securities                                      96,878         28,199        192,821         90,514
     Interest bearing deposits and other                        15,492         80,242         39,577        150,568
                                                           -----------    -----------    -----------    -----------
     Total interest income                                     589,129        614,619      1,186,110      1,248,163

Interest expense
     Deposits                                                  324,004        370,849        647,341        754,863
     Borrowings                                                  9,513          9,058         18,909         18,378
                                                           -----------    -----------    -----------    -----------
     Net interest expense                                      333,517        379,907        666,250        773,241

Net interest income before provision for losses on loans       255,612        234,712        519,860        474,922

Provision for losses on loans                                     --           (3,000)          --           (6,000)
                                                           -----------    -----------    -----------    -----------

Net interest income after provision for losses                 255,612        231,712        519,860        468,922

Other operating income                                          16,171         59,555         29,660         84,583

General, administrative and other expense
     Employee compensation and benefits                        117,878        114,227        237,767        225,018
     Occupancy and equipment                                    21,114         19,139         41,701         38,608
     Federal deposit insurance premiums                          3,807          4,069          7,598          8,467
     Franchise taxes                                            19,996         20,138         39,993         40,276
     Data processing                                             8,654          8,593         17,775         18,344
     Other                                                      31,876         33,478         66,536         67,534
                                                           -----------    -----------    -----------    -----------
     Total general, administrative and other expenses          203,325        199,644        411,370        398,247
                                                           -----------    -----------    -----------    -----------

Income before income taxes                                      68,458         91,623        138,150        155,258

Provision for federal income taxes                             (25,316)       (32,413)       (51,050)       (55,203)
                                                           -----------    -----------    -----------    -----------

Net earnings                                               $    43,142    $    59,210    $    87,100    $   100,055
                                                           ===========    ===========    ===========    ===========

Primary and diluted earnings per share                     $      0.10    $      0.14    $      0.20    $      0.23
                                                           ===========    ===========    ===========    ===========

                            FOUNDATION BANCORP, INC.
                             STATEMENT OF CASH FLOWS

                                                                                    Six months ended
                                                                                       December 31
                                                                               -----------    -----------
                                                                                   1999           1998
                                                                               -----------    -----------
                                                                               (Unaudited)    (Unaudited)
Cash flows from operating activities
Net income                                                                     $    87,100    $   100,055
Adjustments to reconcile net income to net cash provided by operating activities
     Gain on sale of loans                                                          (2,578)       (49,580)
     Loss(Gain)on sale of REO acquired in foreclosure                                3,954         (7,476)
     Depreciation and amortization                                                   9,775          6,470
     Amortization of premiums and discounts on mortgage-backed securities
                                                                                     9,927          7,703
     FHLB stock dividends                                                          (12,300)       (11,500)
     Provision for loan losses                                                        --            6,000
     Amortization of deferred loan fees                                               (148)          (668)
     ESOP expense                                                                   64,900         64,900
     Deferred loan origination costs                                                (3,223)        (5,780)
     Effects of changes in operating assets and liabilities
         Accrued interest receivable                                               (45,551)        34,992
         Prepaid expenses and other assets                                          59,312         56,949
         Accrued expenses                                                         (132,390)      (123,384)
                                                                               -----------    -----------
              Net cash provided by operating activities                             38,778         78,681
                                                                               -----------    -----------

Cash flows from investing activities
     Repayments of mortgage-backed securities                                      436,870        482,416
     Purchases of mortgage-backed securities                                          --       (1,678,750)
     Purchases of investment securities - held to maturity                      (1,500,000)    (1,109,146)
     Maturities of investment securities - held to maturity                           --        3,650,000
     Maturity of certificates  of deposits                                         714,144           --
     Purchases of certificate of deposits                                           (4,746)    (1,000,476)
     Loan disbursements                                                         (2,683,337)    (7,042,455)
     Loan principal repayments                                                   2,421,225      4,203,198
     Proceeds from sale of loans                                                   213,953      4,710,835
     Purchase of REO acquired in foreclosure                                       (50,000)        (4,235)
     Proceeds from sale of REO acquired in foreclosure                              46,046         65,942
     Purchases of property and equipment                                              --          (28,989)
                                                                               -----------    -----------
              Net cash provided (used) in investing activities                    (405,845)     2,248,340
                                                                               -----------    -----------

Cash flows from financing activities
     Net decrease in deposits                                                     (585,962)    (1,434,360)
     Repayment of FHLB advances                                                    (40,877)       (38,722)
     Net increase in advances by borrowers for taxes, insurance and other          174,698        164,028
     Purchase of shares for restricted stock plan                                     --          (26,000)
     Dividends paid                                                               (231,437)      (185,150)
                                                                               -----------    -----------
              Net cash used in financing activities                               (683,578)    (1,520,204)
                                                                               -----------    -----------

Net increase (decrease) in cash and cash equivalents                            (1,050,645)       806,817

Cash and cash equivalents at beginning of period                                 2,414,253      6,196,370
                                                                               -----------    -----------

Cash and cash equivalents at end of period                                     $ 1,363,608    $ 7,003,187
                                                                               ===========    ===========

Supplemental disclosure of cash flow information
   Cash paid during the period for:
     Interest expense                                                          $   662,539    $   777,678
     Income taxes                                                              $    23,000    $    99,364

Non-cash operating and financing activity:
       Conversion of accrued compensation to shares released for
       Restricted Stock Plan                                                        23,200           --

                            FOUNDATION BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            For the six months ended
                           December 31, 1999 and 1998


1.       BASIS OF PRESENTATION
         ---------------------

         The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the six months ended December 31, 1999 and 1998, are not necessarily indicative of the results which may be expected for an entire fiscal year.

2.       PRINCIPLES OF CONSOLIDATION
         ---------------------------

         The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Foundation Savings Bank ("Foundation"). All significant intercompany items have been eliminated.

3.       EARNINGS PER SHARE
         ------------------

         Basic earnings per share for the six month periods ended December 31, 1999 and 1998, were computed based on weighted average shares outstanding of 436,611 and 433,267, respectively, which gives effect to a reduction for the 19,651 and 25,454 unallocated shares held by the Foundation Bancorp, Inc. Employee Stock Ownership Plan (the "ESOP") at such dates, respectively, in accordance with Statement of Position 93-6 ("SOP 93-6") issued by the American Institute of Certified Public Accountants.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

DISCUSSION OF FINANCIAL CONDITION CHANGES FROM JUNE 30, 1999 TO DECEMBER 31,
----------------------------------------------------------------------------
1999
----

         At December 31, 1999, the Company's assets totaled $33.1 million, a decrease of $0.7 million, or 2.0%, from the $33.8 million total at June 30, 1999. Loans receivable totaled $20.5 million at December 31, 1999, an increase of $54,108, or 0.3%, from the June 30, 1999 total. Cash and equivalents declined $1.1 million, or 43.5%, as funds were moved into investment securities to obtain higher yields. Investment securities totaled $5.3 million at December 31, 1999, an increase of $1.5 million, or 39.9%, from the June 30, 1999 total. Certificates of deposit decreased $0.7 million, as maturing investments were not renewed, and mortgage-backed securities decreased $0.4 million resulting from repayments.

         Deposits totaled $25.2 million at December 31, 1999, a decrease of $0.6 million from the June 30, 1999. Advances from the Federal Home Loan Bank decreased $40,877, or 6.8%, from scheduled repayments. Advances from borrowers for taxes, insurance and other increased $174,698, or 293.4%, resulting from timing differences in the payment of real estate taxes. Other liabilities decreased $155,590, or 77.9%, due to timing differences in the payment of accounts payable. Shareholders' equity decreased $56,237, or 0.8%, the result of the $.50 per share annual dividend which totaled $231,438 paid to shareholders in September 1999.

         The Office of Thrift Supervision has two minimum regulatory capital standards for savings associations. At December 31, 1999, Foundation's capital substantially exceeded each of the requirements. The following is a summary of Foundation's approximate regulatory capital position, in dollars and as a percentage of regulatory assets, at December 31, 1999:

                                                 ACTUAL                       REQUIRED                       EXCESS
                                                 ------                       --------                       ------
                                                                       (Dollars in thousands)

Core capital                              $5,708         17.2%          $1,324          4.0%          $4,384         13.2%
Risk-based capital                        $5,846         40.3%          $1,160          8.0%          $4,686         32.3%

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED DECEMBER 31, 1999 AND
------------------------------------------------------------------------------
1998
----

General
-------

     The Company recorded net earnings of $87,100 for the six months ended December 31, 1999, a decrease of $12,955, or 12.9%, from the net earnings of $100,055 recorded for the six months ended December 31, 1998. The decrease was the result of an increase in the net interest income after provision for loan losses of $50,938, or 10.9%, and lower federal income taxes of $4,153, or 7.5%, offset by an increase in general, administrative and other expense of $13,123, or 3.3%, and a decrease in other income of $54,923, or 64.9%.

Net Interest Income
-------------------

     Net interest income after the provision for losses on loans for the six months ended December 31, 1999, increased $50,938, or 10.9%, compared to the same period of 1998. This was the result of a decrease in total interest income of $62,053, or 5.0%, offset by a decrease in total interest expense of $106,991, or 13.8%. The decrease in total interest income resulted from a decrease in interest earned on loans of $46,735, or 5.4%, resulting from a lower yield on a smaller weighted average portfolio. Interest on mortgage-backed securities decreased $6,634, or 4.5%, resulting from a lower portfolio balance. Interest on interest-bearing deposits decreased $110,991, or 73.7%, resulting from lower portfolio balances. These decreases were partially offset by an increase in interest income on investment securities of $102,307, or 113.0%, resulting from a larger portfolio balance. The decrease in total interest expense was primarily attributable to the decrease in interest expense on deposits of $107,522, or 14.2%, due to a lower weighted average rate on a smaller portfolio.

Other Operating Income
----------------------

     Other operating income totaled $29,660 for the six months ended December 31, 1999, a decrease of $54,923, or 64.9%, compared to the same period in 1998, due to a substantial decrease in gains on sales of loans as lending volume declined resulting from the reduced refinancing activity as interest rates increased.

General, Administrative and Other Expense
-----------------------------------------

     General, administrative and other expense for the six months ended December 31, 1999 increased $13,123, or 3.3%, compared to the same period of 1998. This was primarily due to the increase in occupancy and equipment expense of $3,093, or 8.0%, resulting from increased depreciation on the new Y2K compliant computer system, and an increase in employee compensation and benefits of $12,749, or 5.7%, resulting from the amortization of the RRP shares and the FASB accrual based on fewer loan originations. Federal income taxes decreased $4,153, or 7.5%, due to lower net income before taxes.


COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED DECEMBER 31, 1999 AND
--------------------------------------------------------------------------------
1998
----

General
-------

     The Company recorded net earnings of $43,142 for the three months ended December 31, 1999, a decrease of $16,068, or 27.1%, from the net earnings of $59,210 recorded for the three months ended December 31, 1998. The decrease was primarily the result of an increase in net interest income after provision for loan losses of $23,900, or 10.3%, and lower federal income taxes of $7,097, or 21.9%, which were substantially offset by a decrease in other income of $43,384, or 72.8%, and an increase in general, administrative and other expense of $3,681, or 1.8%.

Net Interest Income
-------------------

     Net interest income after provision for losses on loans for the three months ended December 31, 1999, increased $23,900, or 10.3%, compared to the same period of 1998. This was the result of a decrease in total interest income of $25,490, or 4.1%, offset by a decrease in total interest expense of

$46,390, or 12.2%. Interest income on loans decreased $18,773, or 4.4%, the result of a decrease in the loan portfolio. Interest on mortgage-backed securities decreased $10,646, or 13.2%, and interest on interest bearing deposits decreased $64,750, or 80.7%, both the result of lower outstanding portfolio balances. These decreases were partially offset by an increase in interest on investment securities of $68,679, or 243.6%, as excess liquidity was invested in higher yielding federal agency notes. Interest expense on deposits decreased $46,845, or 12.6%, due to a lower weighted average rate on a smaller portfolio.

Other Operating Income
----------------------

     Other operating income for the three months ended December 31, 1999 decreased $43,384, or 72.8%, compared to the same period of 1998, the result of substantially decreased gains on loan sales due to the increase in market rates on loans, resulting in lower loan production.

General, Administrative and Other Expense
-----------------------------------------

     General, administrative and other expense for the three months ended December 31, 1999 increased $3,681, or 1.8%, compared to the same period of 1998. This was the result of an increase in occupancy and equipment of $1,975, or 10.3%, relating to increased real estate taxes and the depreciation of the Y2K compliant computer system. Employee compensation and benefits increased $3,651, or 3.2%, the result of the FASB adjustment on lower loan production and the amortization of the RRP expenses. Federal income taxes decreased $7,097, or 21.9% due to lower net income before taxes.

Discussion of Year 2000 Issues
------------------------------

         Foundation experienced no problems with the year 2000 date change, and the final cost of updating the Company's computer systems was within the $30,000 previously reported.

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

         Not applicable


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         -------------------------------

         Not applicable


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

                  At the 1999 Annual Meeting of the Corporation's shareholders, held on October 19, 1999 (the "Annual Meeting"), the following matters were voted upon:

                  1)  Election of directors:
                                                     For               Withheld

                  Mardelle Dickhaut               362,011              13,500
                  Laird L. Lazelle                362,011              13,500
                  Robert E. Levitch               361,211              14,300
                  Michael S. Schwartz             362,011              13,500

                  2) Ratification of the appointment of Clark, Schaefer, Hackett & Co. as independent auditors of the Corporation for the fiscal year ended June 30, 2000.

                      For:  374,511       Against:  1,000       Abstain:  200


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




                                    /s/ Laird L. Lazelle
                                    --------------------------------------------
Date:    February 11, 2000          Laird L. Lazelle
                                    President




                                    /s/ Dianne K. Rabe
                                    --------------------------------------------
Date:    February 11, 2000          Dianne K. Rabe
                                    Treasurer