Form 10QSB
period 2000-03-31
FOUNDATION BANCORP INC
filed 2000-05-08
CIK 1012775

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(Mark One)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934
                      For the quarterly period ended     March 31, 2000
                                                      --------------------------

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                      For the transition period from             to
                                                     -----------    ------------

                           Commission file number:            0-21297
                                                   -----------------------------


                            Foundation Bancorp, Inc.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

              Ohio                                        31-1465239
--------------------------------------------------------------------------------
(State or other jurisdiction                  (IRS Employer Identification No.)
of incorporation or organization)

                    25 Garfield Place, Cincinnati, Ohio 45202
--------------------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (513) 721-0120
--------------------------------------------------------------------------------
                           (Issuer's telephone number)


                                       N/A
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)




                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]



                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     Common shares, no par value, outstanding at March 31, 2000:  462,785


Transitional Small Business Disclosure Format (Check one):  Yes [   ]   No [ X ]

                            FOUNDATION BANCORP, INC.
                                   FORM 1O-QSB
                          QUARTER ENDED MARCH 31, 2000


                         Part l - Financial Information

Item 1 - Financial Statements

Interim financial information required by Regulation 210.10 - 01 of Regulation S
- X is included in this Form 10-QSB as referenced below:

                  Consolidated Statements of Financial Condition..............3
                  Consolidated Statements of Earnings.........................4
                  Consolidated Statements of Cash Flows.......................5
                  Notes to Consolidated Financial Statements..................6
Item 2 - Management's Discussion and Analysis of
           Financial Condition and Results of Operations......................7

                            FOUNDATION BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                      March 31,           June 30,
                                                                                         2000               1999
                                                                                     ------------        -----------
                                                                                     (Unaudited)
ASSETS

Cash and due from banks                                                              $    203,852       $     79,041
Interest-bearing deposits in other financial institutions                                 839,561          2,335,212
                                                                                     ------------       ------------
              Cash and cash equivalents                                                 1,043,413          2,414,253

Certificates of deposit                                                                   398,000          1,206,398
Investment securities-at amortized cost (approximate market value of $5,123,559
     and $3,701,563 at March 31, 2000 and June 30, 1999, respectively)                  5,250,392          3,753,920
Mortgage-backed securities-at cost (approximate market value of $4,247,328
 and $4,920,386 at March 31, 2000 and June 30, 1999, respectively)                      4,461,480          5,017,882
Loans receivable-net                                                                   21,055,062         20,468,039
Office premises and equipment-at depreciated cost                                         285,124            299,787
Real estate acquired  through foreclosure-net                                                   -                  -
Federal Home Loan Bank stock-at cost                                                      362,200            343,800
Accrued interest receivable on loans                                                       99,680             96,078
Accrued interest receivable on mortgage-backed securities                                  29,637             33,591
Accrued interest receivable on investments and interest-bearing deposits                   94,715             21,866
Prepaid expenses and other assets                                                          50,405            105,966
                                                                                     ------------       ------------

              TOTAL ASSETS                                                           $ 33,130,108       $ 33,761,580
                                                                                     ============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                                                             $ 25,268,062       $ 25,754,436
Advances from the Federal Home Loan Bank                                                  539,795            601,530
Advances by borrowers for taxes, insurance and other                                      144,515             59,551
Other liabilities                                                                          68,765            199,619
Deferred federal income taxes                                                              74,300             74,300
                                                                                     ------------       ------------

              TOTAL LIABILITIES                                                        26,095,437         26,689,436

Shareholders' equity

       Common shares-2,000,000 shares, no par value, authorized; 462,875 shares
           issued and outstanding                                                               -                  -
       Additional paid-in capital                                                       4,412,429          4,394,429
       Unallocated shares held by Employee Stock Ownership Plan                          (150,873)          (203,773)
       Retained earnings-substantially restricted                                       2,873,762          3,004,988
           Shares acquired for restricted stock plan                                     (100,647)          (123,500)
                                                                                     ------------       ------------

              TOTAL SHAREHOLDERS' EQUITY                                                7,034,671          7,072,144
                                                                                     ------------       ------------


              TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                             $ 33,130,108       $ 33,761,580
                                                                                     ============       ============

                            FOUNDATION BANCORP, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS

                                                                   Three months ended                    Nine months ended
                                                                        March 31,                            March 31,
                                                              -----------------------------       -----------------------------
                                                                  2000              1999              2000              1999
                                                              -----------       -----------       -----------       -----------
                                                                         (Unaudited)                       (Unaudited)
Interest Income

     Loans                                                    $   407,810       $   392,450       $ 1,222,301       $ 1,253,676
     Mortgage-backed securities                                    69,586            78,221           208,807           224,076
     Investment securities                                         96,900            14,482           289,722           104,996
     Interest bearing deposits and other                           22,749            92,992            62,325           243,560
                                                              -----------       -----------       -----------       -----------
     Total interest income                                        597,045           578,145         1,783,155         1,826,308

Interest expense

     Deposits                                                     328,497           330,523           975,837       $ 1,085,386
     Borrowings                                                     7,691             8,792            26,601            27,170
                                                              -----------       -----------       -----------       -----------
     Net interest expense                                         336,188           339,315         1,002,438         1,112,556

Net interest income before provision for losses on loans          260,857           238,830           780,717           713,752

Provision for losses on loans                                           -            (3,000)                -            (9,000)
                                                              -----------       -----------       -----------       -----------

Net interest income after provision for losses                    260,857           235,830           780,717           704,752

Other operating income                                             12,058            27,389            41,718           111,972

General, administrative and other expense
     Employee compensation and benefits                           117,501           113,353           355,268           338,371
     Occupancy and equipment                                       21,211            21,004            62,912            59,612
     Federal deposit insurance premiums                             1,335             4,109             8,933            12,576
     Franchise taxes                                               18,847            18,015            58,840            58,291
     Data processing                                                8,473             8,345            26,248            26,689
     Other                                                         81,185            33,813           147,721           101,347
                                                              -----------       -----------       -----------       -----------
     Total general, administrative and other expenses             248,552           198,639           659,922           596,886
                                                              -----------       -----------       -----------       -----------

Income before income taxes                                         24,363            64,580           162,513           219,838

Provision for federal income taxes                                (10,323)          (23,397)          (61,373)          (78,600)
                                                              -----------       -----------       -----------       -----------

Net earnings                                                  $    14,040       $    41,183       $   101,140       $   141,238
                                                              ===========       ===========       ===========       ===========

Primary and diluted earnings per share                        $      0.03       $      0.09       $      0.23       $      0.32
                                                              ===========       ===========       ===========       ===========

                            FOUNDATION BANCORP, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                        Nine months ended
                                                                                            March 31
                                                                                  ------------------------------
                                                                                      2000              1999
                                                                                  -----------       -----------
                                                                                   (Unaudited)        (Unaudited)
Cash flows from operating activities
Net income                                                                        $   101,140       $   141,238
Adjustments to reconcile net income to net cash provided by operating activities

     Gain on sale of loans                                                             (2,578)          (62,284)
     Loss(Gain)on sale of REO acquired in foreclosure                                   3,954            (7,476)
     Depreciation and amortization                                                     14,663            11,397
     Amortization of premiums and discounts on investments and
       mortgage-backed securities                                                      12,442            12,141
     FHLB stock dividends                                                             (18,400)          (17,200)
     Provision for loan losses                                                              -             9,000
     Amortization of deferred loan fees                                                    55            (4,117)
     Recognition and Retention Plan(RRP) allocation                                    23,200                 -
     ESOP expense                                                                      70,900            70,900
     Deferred loan origination costs                                                   (5,780)           (7,122)
     Effects of changes in operating assets and liabilities
         Accrued interest receivable                                                  (72,497)           14,395
         Prepaid expenses and other assets                                             55,561            21,136
         Accrued expenses                                                            (130,855)         (101,205)
                                                                                  -----------       -----------
              Net cash provided by operating activities                                51,805            80,803
                                                                                  -----------       -----------

Cash flows from investing activities
     Repayments of mortgage-backed securities                                         547,488           646,741
     Purchases of mortgage-backed securities                                                -        (1,947,182)
     Purchases of investment securities - held to maturity                         (1,500,000)       (2,109,592)
     Maturities of investment securities - held to maturity                                 -         3,650,000
     Maturity of certificates  of deposits                                            813,144                 -
     Purchases of certificate of deposits                                              (4,746)       (1,102,418)
     Loan disbursements                                                            (3,784,443)       (9,656,505)
     Loan principal repayments                                                      2,991,770         6,118,223
     Proceeds from sale of loans                                                      213,953         6,121,339
     Purchase of REO acquired in foreclosure                                          (50,000)           (4,235)
     Proceeds from sale of REO acquired in foreclosure                                 46,046            65,942
     Purchases of property and equipment                                                    -           (28,989)
                                                                                  -----------       -----------
              Net cash provided by (used in) investing activities                    (726,788)        1,753,324
                                                                                  -----------       -----------

Cash flows from financing activities
     Net decrease in deposits                                                        (486,374)       (1,866,036)
     FHLB advances                                                                    750,000                 -
     Repayment of FHLB advances                                                      (811,735)          (58,479)
     Net increase in advances by borrowers for taxes, insurance and other              84,964            74,136
     Purchase of shares for restricted stock plan                                      (1,275)         (104,000)
     Dividends paid                                                                  (231,437)         (185,150)
                                                                                  -----------       -----------
              Net cash used in financing activities                                  (695,857)       (2,139,529)
                                                                                  -----------       -----------

Net decrease in cash and cash equivalents                                          (1,370,840)         (305,402)

Cash and cash equivalents at beginning of period                                    2,414,253         6,196,370
                                                                                  -----------       -----------

Cash and cash equivalents at end of period                                        $ 1,043,413       $ 5,890,968
                                                                                  ===========       ===========

Supplemental disclosure of cash flow information

Cash paid during the period for:

     Interest expense                                                             $ 1,002,167       $ 1,114,603
     Income taxes                                                                      45,442           159,354

                            FOUNDATION BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            For the Nine months ended

                             March 31, 2000 and 1999

1.       BASIS OF PRESENTATION
         ---------------------

         The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the nine months ended March 31, 2000 and 1999, are not necessarily indicative of the results which may be expected for an entire fiscal year.

2.       PRINCIPLES OF CONSOLIDATION
         ---------------------------

         The accompanying consolidated financial statements include the accounts of Foundation Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, Foundation Savings Bank ("Foundation"). All significant intercompany items have been eliminated.

3.       EARNINGS PER SHARE
        -------------------

         Basic earnings per share for the nine month periods ended March 31, 2000 and 1999, were computed based on weighted average shares outstanding of 440,991 and 436,611, respectively, which gives effect to a reduction for the 14,140 and 19,651 unallocated shares held by the Foundation Bancorp, Inc. Employee Stock Ownership Plan (the "ESOP") at such dates, respectively, in accordance with Statement of Position 93-6 ("SOP 93-6") issued by the American Institute of Certified Public Accountants.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

DISCUSSION OF FINANCIAL CONDITION CHANGES FROM JUNE 30, 1999 TO MARCH 31, 2000
------------------------------------------------------------------------------

         At March 31, 2000, the Company's assets totaled $33.1 million, a decrease of $0.7 million, or 1.9%, from the $33.8 million total at June 30, 1999. Cash and equivalents decreased $1.4 million, or 56.8%, certificates of deposit decreased $0.8 million, or 67.0%, and mortgage-backed securities decreased $0.6 million, or 11.1%, from their respective totals at June 30, 1999. These changes funded a decrease in deposits of $0.5 million, or 1.9%, an increase in loans receivable of $0.6 million and an increase in investment securities of $1.5 million as the Company sought higher yields in alternative investments.

         Advances from the Federal Home Loan Bank decreased $61,735, or 10.3%, from scheduled repayments. Advances from borrowers for taxes, insurance and other increased $84,964, or 142.7%, resulting from timing differences in the payment of real estate taxes. Other liabilities decreased $130,854, or 65.6%, due to timing differences in the payment of accounts payable. Shareholders' equity decreased $37,473, or 0.5%, the result of the $.50 per share annual dividend, which totaled $231,438, paid to shareholders in September 1999.

         The Office of Thrift Supervision has two minimum regulatory capital standards for savings associations. At March 31, 2000, Foundation's capital substantially exceeded each of the requirements. The following is a summary of Foundation's approximate regulatory capital position, in dollars and as a percentage of regulatory assets, at March 31, 2000:

                                                 ACTUAL                       REQUIRED                       EXCESS
                                                 ------                       --------                       ------
                                                                       (Dollars in thousands)

Core capital                              $5,758         17.4%          $1,326          4.0%          $4,432         13.4%
Risk-based capital                        $5,901         40.3%          $1,171          8.0%          $4,730         32.3%

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED MARCH 31, 2000 AND
----------------------------------------------------------------------------
1999
----

General
-------

     The Company recorded net earnings of $101,140 for the nine months ended March 31, 2000, a decrease of $40,098, or 28.4%, from the net earnings of $141,238 recorded for the nine months ended March 31, 1999. The decrease was the result of an increase in net interest income after provision for loan losses of $75,965, or 10.8%, and lower federal income taxes of $17,227, or 21.9%, offset by an increase in general, administrative and other expense of $63,036, or 10.6%, and a decrease in other income of $70,254, or 62.7%.

Net Interest Income
-------------------

     Net interest income after the provision for losses on loans for the nine months ended March 31, 2000, increased $75,965, or 10.8%, compared to the same period of 1999. A decrease in total interest income of $43,153, or 2.4%, was more than offset by a decrease in total interest expense of

$110,118, or 9.9%. The decrease in total interest income resulted from a decrease in interest earned on loans of $31,375, or 2.5%, resulting from a lower yield on the weighted average portfolio. Interest on mortgage-backed securities decreased $15,269, or 6.8%, resulting from a lower portfolio balance. Interest on interest-bearing deposits decreased $181,235, or 74.4%, resulting from lower portfolio balances. These decreases were partially offset by an increase in interest income on investment securities of $184,726, or 175.9%, resulting from a larger portfolio balance. The decrease in total interest expense was primarily attributable to the decrease in interest expense on deposits of $109,549, or 10.1%, due to a smaller portfolio, which more than offset the effect of a higher weighted average rate.

Other Operating Income
----------------------

     Other operating income totaled $41,718 for the nine months ended March 31, 2000, a decrease of $70,254, or 62.7%, compared to the same period in 1999, due to a substantial decrease in gains on sales of loans as lending volume declined resulting from the reduced refinancing activity as interest rates increased and higher yielding loans are being kept for the Company's portfolio.

General, Administrative and Other Expense
-----------------------------------------

     General, administrative and other expense for the nine months ended March 31, 2000 increased $63,036, or 10.6%, compared to the same period of 1999. This was primarily due to the increase in other expense of $46,374, or 45.8%, the result of approximately $55,000 in professional fees incurred in connection with the evaluation and negotiation of corporate opportunities which the Company subsequently concluded did not warrant further consideration. Occupancy and equipment expense increased $3,300, or 5.5%, resulting from increased depreciation on the new Y2K compliant computer system, and employee compensation and benefits increased $16,897, or 5.0%, resulting from the amortization of the Foundation Savings Bank Recognition and Retention Plan and Trust Agreement (the "RRP") shares and the Financial Accounting Standards Board ("FASB") accrual based on fewer loan originations. Federal income taxes decreased $17,227, or 21.9%, due to lower net income before taxes.


COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND
-----------------------------------------------------------------------------
1999
----

General
-------

     The Company recorded net earnings of $14,040 for the three months ended March 31, 2000, a decrease of $27,143, or 65.9%, from the net earnings of $41,183 recorded for the three months ended March 31, 1999. The decrease was primarily the result of an increase in net interest income after provision for loan losses of $25,027, or 10.6%, and lower federal income taxes of $13.074, or 55.9%, which were substantially offset by a decrease in other income of $15,331, or 56.0%, and an increase in general, administrative and other expense of $49,913, or 25.1%.

Net Interest Income
-------------------

     Net interest income after provision for losses on loans for the three months ended March 31, 2000, increased $25,027, or 10.6%, compared to the same period of 1999. This was the result of an increase in total interest income of $18,900, or 3.3%, offset by a decrease in total interest expense of $3,127, or 0.9%. Interest income on loans increased $15,360, or 3.9%, the result of an increase in the loan portfolio. Interest on investment securities increased $82,418, or 569.1%, as excess liquidity was invested in higher yielding federal agency notes. These increases were partially offset by decreases in interest on mortgage-backed securities of $8,635, or 11.0%, and interest on interest-bearing deposits of $70,243, or 75.5%, both the result of lower outstanding portfolio balances. Interest expense on deposits decreased $2,026, or 0.6%, due to a higher weighted average rate on a smaller portfolio.

Other Operating Income
----------------------

     Other operating income for the three months ended March 31, 2000 decreased $15,331, or 56.0%, compared to the same period of 1999, due to a substantial decrease in gains on sales of loans as lending volume declined resulting from increased interest rates and the higher yielding loans were kept for the Company's portfolio.

General, Administrative and Other Expense
-----------------------------------------

     General, administrative and other expense for the three months ended March 31, 2000 increased $49,913, or 25.1%, compared to the same period of 1999. This was primarily the result of an increase in other expense of $47,372, or 140.1%, the result of approximately $55,000 in professional fees incurred in connection with the corporate opportunities discussed previously. Employee compensation and benefits increased $4,148, or 3.7%, the result of the FASB adjustment on lower loan production and the amortization of the RRP expenses. Federal deposit insurance premiums decreased $2,774, or 67.5%, as the level of premiums charged decreased. Federal income taxes decreased $13,074, or 55.9% due to lower net income before taxes.

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

         None

ITEM 5.  OTHER INFORMATION
         -----------------

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

         (a)      Exhibit 27.  Financial Data Schedule

         (b) The Company did not file any reports on Form 8-K during the quarter ended March 31, 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             /s/ Laird L. Lazelle
                                             -----------------------------------
Date:    May 5, 2000                         Laird L. Lazelle
                                             President




                                             /s/ Dianne K. Rabe
                                             -----------------------------------
Date:    May 5, 2000                         Dianne K. Rabe
                                             Treasurer