Form 10KSB40
period 2000-06-30
FOUNDATION BANCORP INC
filed 2000-09-28
CIK 1012775

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended June 30, 2000

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

        For the transition period from ______________ to ___________________

                         Commission File Number: 0-21297

                            FOUNDATION BANCORP, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

                     OHIO                                 31-1465239
       --------------------------------             ---------------------
       (State or other jurisdiction of                (I.R.S. Employer
       incorporation or organization)               Identification Number)

     25 GARFIELD PLACE, CINCINNATI, OHIO                    45202
  ---------------------------------------                 ---------
  (Address of principal executive offices)                (Zip Code)

                    Issuer's telephone number: (513) 721-0120
                                               ---------------

      Securities registered pursuant to Section 12(b) of the Exchange Act:

                   NONE                                  NONE
               --------------                   ---------------------
              (Title of Class)                  (Name of each exchange
                                                 on which registered)

      Securities registered pursuant to Section 12(g) of the Exchange Act:

                      COMMON SHARES, NO PAR VALUE PER SHARE
                   ------------------------------------------
                                (Title of Class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. Yes [X] No [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         As of September 1, 2000, there were 462,875 of the registrant's common shares issued and outstanding.

         The aggregate market value of the voting stock held by non-affiliates, computed by reference to the price of shares of the registrant in the most recent trade reported by the National Daily Quotation Service, as of September 1, 2000, was approximately $4,100,000. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant).

         The registrant's revenues for the fiscal year ended June 30, 2000, were $2,454,274.

                       DOCUMENTS INCORPORATED BY REFERENCE

                    Part II of Form 10-KSB - Portions of 2000 Annual Report to Shareholders Part III of Form 10-KSB - Portions of Proxy Statement for the 2000 Annual Meeting of Shareholders

            Transitional Small Business Disclosure Format (check one)
                                    Yes [ ]     No   [X]

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

         Foundation is a permanent capital stock savings and loan association which was organized under Ohio law in 1888 as "The Foundation Building and Loan Company." In October 1990, Foundation adopted its present name. As an Ohio savings and loan association, Foundation is subject to supervision and regulation by the Office of Thrift Supervision (the "OTS"), the Ohio Department of Commerce, Division of Financial Institutions (the "Division"), and the Federal Deposit Insurance Corporation (the "FDIC"). Foundation is a member of the Federal Home Loan Bank (the "FHLB") of Cincinnati and the deposits of Foundation are insured up to applicable limits by the FDIC in the Savings Association Insurance Fund (the "SAIF").

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

MARKET AREA

         Foundation conducts business from its office in downtown Cincinnati, Ohio. Foundation's primary market area for lending and deposit activity is Hamilton County, Ohio. Foundation also frequently receives deposits from, and makes loans to, customers in the contiguous Ohio counties of Clermont, Butler and Warren and the Kentucky counties of Kenton, Boone, and Campbell.

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

         LOAN PORTFOLIO COMPOSITION. The following table presents certain information regarding the composition of the loan portfolio of Foundation at the dates indicated:

                                                                            At June 30,
                                         --------------------------------------------------------------------------------------
                                                    2000                          1999                            1998
                                         -------------------------      -------------------------      ------------------------
                                                           Percent                        Percent                       Percent
                                                           of total                      of total                      of total
                                          Amount            Loans        Amount            Loans         Amount          Loans
                                         --------           ------      --------           ------      --------          ------
                                                                         (Dollars in thousands)
Real estate loans:
   One- to four-family                   $ 20,182            89.93%     $ 18,013            88.01%     $ 19,278           88.25%
   Nonresidential                             907             4.04         1,197             5.85         1,269            5.81
   Multifamily                              1,355             6.04         1,489             7.27         1,285            5.88
Consumer loans:
   Passbook loans                              26              .12            22              .11            26             .12
   Other consumer loans                       150              .67           198              .97           132             .60
                                         --------           ------      --------           ------      --------          ------

Total loans                                22,620           100.79        20,919           102.21        21,990          100.66

Less:
   Loans in process                            55              .25           306             1.50          --           --
   Allowance for loan losses                  143              .64           150              .73           138             .63
   Deferred loan fees                         (20)            (.09)           (5)            (.02)            6             .03
                                         --------           ------      --------           ------      --------          ------

     Net loans                           $ 22,442           100.00%     $ 20,468           100.00%     $ 21,846          100.00%
                                         ========           ======      ========           ======      ========          ======


         LOAN MATURITY. The following table sets forth certain information as of June 30, 2000, regarding the dollar amount of loans maturing in the portfolio of Foundation based on their contractual terms to maturity. Demand loans, home equity loans and other loans having no stated schedule of repayments or no stated maturity are reported as due in one year or less.

                                                                                                        Due more
                                  Due during the year ending        Due 4-5    Due 6-10    Due 11-20    than 20
                                           June 30,                  years       years       years       years
                                -------------------------------      after       after       after       after
                                  2001        2002        2003      6/30/00     6/30/00     6/30/00     6/30/00      Total
                                -------     -------     -------    --------     -------     -------     -------     -------
                                                                     (In thousands)
Real estate loans:
   One- to four-family          $   505     $   645     $   660     $ 1,341     $ 3,738     $ 4,077     $ 9,216     $20,182
   Multifamily                       30          38          43         116         280         279         121         907
   Nonresidential                    47          56          65         144         476         374         193       1,355
Consumer loans                       27          37          21          27          41          23        --           176
                                -------     -------     -------     -------     -------     -------     -------     -------
Total                           $   609     $   776     $   789     $ 1,628     $ 4,535     $ 4,753     $ 9,530     $22,620
                                =======     =======     =======     =======     =======     =======     =======     =======


         The table below sets forth the dollar amount of all loans due after one year from June 30, 2000, which have predetermined interest rates and loans which have floating or adjustable interest rates:

                                Due more than one year after
                                       June 30, 2000
                                  ---------------------
                                       (In thousands)

Fixed rates of interest                    $16,478
Adjustable rates of interest                 5,533
                                          --------
                                           $22,011
                                          ========

         LOANS SECURED BY ONE- TO FOUR-FAMILY REAL ESTATE. The principal lending activity of Foundation is the origination of permanent conventional loans secured by mortgages on one- to four-family residences, primarily single-family residences, located within Foundation's primary market area. At June 30, 2000, Foundation's one- to four-family residential real estate loan portfolio was approximately $20.2 million, or 89.93% of total loans.

         OTS regulations and Ohio law limit the amount which Foundation may lend in relationship to the appraised value of the real estate and improvements which will serve as collateral for the loan. In accordance with such regulations and laws, Foundation typically makes loans on owner-occupied one- to four-family residences of up to 80% of the value of the real estate and improvements (the "Loan-to-Value Ratio" or "LTV"), although Foundation makes loans with higher LTVs. Foundation requires that the principal amount of any loan which exceeds 80% LTV at the time of origination be covered by private mortgage insurance ("PMI") at the expense of the borrower. Foundation makes loans on non-owner-occupied or investment properties with maximum LTVs of 75%, unless insured by PMI.

         Fixed-rate loans and adjustable-rate mortgage loans ("ARMs") are offered by Foundation, currently for terms of up to 30 years. The interest rate adjustment periods on ARMs are one and three years, with adjustments tied to the one-year and three-year U.S. Treasury bill rate. In addition, Foundation offers loans on which the interest rates remain fixed for a period of three, five, seven or ten years and then adjust annually according to the one-year U.S. Treasury bill rate. The new interest rate at each change date is determined by adding 2.5% to 3.0% to the prevailing index. The maximum allowable adjustment at each adjustment date is 2%, with a maximum adjustment of 6% over the term of the loan.

         The initial rate on ARMs originated by Foundation is sometimes less than the sum of the index at the time of origination plus the specified margin. Such loans may be subject to greater risk of default as the interest rate adjusts to the fully-indexed level. Foundation attempts to reduce the risks by underwriting such loans on the basis of the payment amount the borrower will be required to pay, assuming the fully indexed rate.

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

         Multifamily lending is generally considered to involve a higher degree of risk than one- to four-family residential lending because the borrower typically depends upon income generated by the project to cover operating expenses and debt service. The profitability of a project can be affected by economic conditions, government policies and other factors beyond the control of the borrower. Foundation attempts to reduce the risk associated with multifamily lending by evaluating the creditworthiness of the borrower and the projected income from the project and by obtaining personal guarantees on loans made to corporations and partnerships. Foundation requests that borrowers with large balances submit rent rolls and financial statements annually to enable Foundation to monitor loans secured by multifamily properties.

         At June 30, 2000, loans secured by multifamily properties totaled approximately $1.4 million, or 6.04% of total loans.

         LOANS SECURED BY NONRESIDENTIAL REAL ESTATE. At June 30, 2000, approximately $907,000, or 4.04%, of Foundation's total loans were secured by permanent mortgages on nonresidential real estate. Such loans have both fixed and adjustable rates, terms of up to 20 years and LTVs of up to 70%. Among the properties securing nonresidential real estate loans are office buildings and other nonresidential properties located in Foundation's primary market area.

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

         COMMERCIAL LOANS. In the past, Foundation has made commercial loans to businesses in its primary market area. Such loans are typically secured by a security interest in inventory, accounts receivable or other assets of the borrower. At June 30, 2000, Foundation had no commercial loans in its portfolio.

         CONSUMER LOANS. Foundation occasionally makes various types of consumer loans, including loans secured by deposit accounts, automobile loans and other secured loans and unsecured personal loans. Consumer loans are made at fixed rates of interest and for terms of up to five years. At June 30, 2000, Foundation had approximately $176,000, or .79% of total loans, invested in consumer loans.

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

         LOAN ORIGINATIONS, PURCHASES AND SALES. Foundation has sold a limited number of loans in the secondary market in prior years. The volume of loan sales increased significantly during the 1998 and 1999 fiscal years due to the significant decline in market rates. Foundation sells loans in order to improve its liquidity or to manage its interest rate risk. Foundation has released the right to service all of the loans it has sold.

         The following table presents the loan origination and sale activity of Foundation for the periods indicated:

                                                                   Year Ended June 30,
                                                   -----------------------------------------------------
                                                     2000                  1999                   1998
                                                   --------              --------               --------
                                                                   (In thousands)

Loans receivable-beginning of period               $ 20,468              $ 21,846               $ 25,939
Loans originated:
   One- to four-family residential                    5,908                11,251                 10,266
   Nonresidential                                        25                   188                    166
   Multifamily                                         --                     326                    609
   Consumer                                             234                    85                    378
                                                   --------              --------               --------
     Total loans originated                           6,167                11,850                 11,419

Reductions:
   Principal repayments                               4,176                 6,430                  8,051
   Loans sold                                           291                 6,491                  7,643
   Transferred to real estate owned                    --                    --                       54
                                                   --------              --------               --------
   Total reductions                                   4,467                12,921                 15,748
   Other items, net (1)                                 274                  (307)                   236
                                                   --------              --------               --------
Loans receivable, end of period                    $ 22,442              $ 20,468               $ 21,846
                                                   ========              ========               ========


-------------------------
(1) Other items consist of loans in process, deferred loan fees and allowances for loan losses.


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

         Based on such limits, Foundation was able to lend $869,000 to one borrower at June 30, 2000. The largest amount Foundation had outstanding to one borrower and related persons or entities at June 30, 2000, was approximately $653,000, consisting of seven loans, the largest of which was approximately $294,000. Each of such loans is secured by commercial or residential real estate.

         LOAN ORIGINATION AND OTHER FEES. Foundation realizes loan origination fees and other fee income from late payment charges, application fees and fees for other miscellaneous services.

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

         DELINQUENT LOANS, NONPERFORMING ASSETS AND CLASSIFIED ASSETS. Foundation attempts to maintain a high level of asset quality through sound underwriting policies and collection efforts.

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

         Nonperforming assets include nonaccruing loans, accruing loans which are delinquent 90 days or more, real estate acquired by foreclosure or by deed-in-lieu of foreclosure, in-substance foreclosures and repossessed assets. Foundation ceases to accrue interest on real estate loans when the value of collateral becomes inadequate, in the opinion of management, to cover the outstanding principal and interest.

         The following table sets forth information regarding the accrual and nonaccrual status of Foundation's loans and other nonperforming assets at the dates indicated:

                                                                                    At June 30,
                                                                   ---------------------------------------------
                                                                     2000              1999               1998
                                                                   -------            -------            -------
                                                                            (Dollars in thousands)

Accruing loans delinquent 90 days or more                          $  --              $  --              $  --

Other nonperforming loans                                          $    80            $  --              $  --
                                                                   =======            =======            =======

Real estate owned                                                  $  --                 --              $    54
                                                                   -------            -------            -------

     Total nonperforming assets                                    $    80            $  --              $    54
                                                                   =======            =======            =======

     Allowance for loan losses                                     $   143            $   150            $   138
                                                                   =======            =======            =======

     Nonperforming assets as a percent of total assets                0.24%              0.00%              0.15%

     Nonperforming loans as a percent of total loans                  0.36%              0.00%              0.00%

     Allowance for loan losses as a percent of
       nonperforming loans                                          178.75%              0.00%              0.00%


         For the year ended June 30, 2000, Foundation had $1,038 of interest income which would have been recorded had nonaccruing loans been current in accordance with their original terms. At June 30, 2000, there was one loan that was over 90 days delinquent.

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

         Foundation classifies its own assets on a quarterly basis in accordance with federal regulations. Problem assets are classified as "substandard," "doubtful" or "loss." "Substandard" assets have one or more defined weaknesses and are characterized by the distinct possibility that Foundation will sustain some loss if the deficiencies are not corrected. "Doubtful" assets have the same weaknesses as "substandard" assets, with the additional characteristics that (i) the weaknesses make collection or liquidation in full questionable, on the basis of currently existing facts, conditions and values, and (ii) there is a high possibility of loss. An asset classified "loss" is considered uncollectible and of such little value that its continuance as an asset is not warranted.

         The aggregate amounts of Foundation's classified assets at the dates indicated were as follows:

                                                          At June 30,
                                         ------------------------------------------------
                                         2000                  1999                  1998
                                         ----                  ----                  ----
                                                         (In thousands)

Classified assets:
  Special mention                       $ --                  $ --                  $ 54
  Substandard                             80                    77                    --
  Doubtful                                --                    --                    --
  Loss                                    --                     8                    --
                                        ----                  ----                  ----
     Total classified assets            $ 80                  $ 85                  $ 54
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

         The foregoing statement regarding the adequacy of the allowance for loan losses is a "forward-looking" statement within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Factors that could affect the adequacy of the loan loss allowance include, but are not limited to, the following: (1) changes in the national and local economy which may negatively impact the ability of borrowers to repay their loans and which may cause the value of real estate and other properties that secure outstanding loans to decline; (2) unforeseen adverse changes in circumstances with respect to certain large loans; (3) decreases in the value of collateral securing consumer loans to amounts less than the outstanding balances of the consumer loans; and (4) determinations by various regulatory agencies that Foundation must recognize additions to its loan loss allowance based on such regulators' judgment of information available to them at the time of their examinations.

         The following table sets forth an analysis of Foundation's allowance for loan losses for the periods indicated:

                                                              Year Ended June 30,
                                                 ------------------------------------------------
                                                  2000                 1999                 1998
                                                 -----                 -----                -----
                                                                   (Dollars in thousands)

Balance at beginning of period                   $ 150                 $ 138                $ 126

Charge-offs (1)                                     (7)                 --                   --
Recoveries (1)                                    --                    --                   --
                                                 -----                 -----                -----
Net charge-offs (1)                                 (7)                 --                   --

Provision for loan losses                         --                      12                   12
                                                 -----                 -----                -----

Balance at end of period                         $ 143                 $ 150                $ 138
                                                 =====                 =====                =====

Ratio of net charge-offs
   to average loans outstanding
   during the period                              (.03)%                --                   --

Ratio of allowance for loan losses
   to total loans                                  .64%                  .73%                0.63%

-----------------------------

(1) All charge-offs and recoveries relate to loans secured by one- to four-family real estate.


         Management does not allocate portions of the allowance for loan losses to particular types of loans.

INVESTMENT ACTIVITIES

         Federal regulations and Ohio law permit Foundation to invest in interest-bearing deposits in other financial institutions, U.S. Treasury and agency obligations, mortgage-backed securities and certain other specified investments. The Board of Directors of Foundation has adopted an investment policy which authorizes management, under the supervision of the Investment Committee of the Board, to make investments in U.S. Government and agency securities, deposits in the FHLB, certificates of deposit in federally-insured financial institutions, banker's acceptances issued by major U.S. banks, corporate debt securities rated by a major statistical rating firm as at least "AA," or equivalent, and municipal or other tax free obligations. Laird L. Lazelle, Foundation's President, Michael S. Schwartz, Foundation's Chairman of the Board and Dianne K. Rabe, Foundation's Vice President, have primary responsibility for implementation of the investment policy. Foundation's investment policy is designed primarily to provide and maintain liquidity within regulatory guidelines, to maintain a balance of high quality investments to minimize risk and to maximize return without sacrificing liquidity and safety.

         The following table sets forth the composition of Foundation's interest-bearing deposits and investment securities at the dates indicated:

                                                                         At June 30,
                                 ------------------------------------------------------------------------------------------
                                            2000                           1999                              1998
                                 ----------------------------  ----------------------------   -----------------------------
                                 Carrying Value    Fair Value  Carrying Value    Fair Value   Carrying Value     Fair Value
                                 --------------    ----------  --------------    ----------   --------------     ----------
                                                                    (Dollars in thousands)

Interest-bearing deposits            $   360        $   360        $    48        $    48        $    97        $    97
Certificates of deposit                 --             --            1,206          1,206            300            300

Investment securities:
   Federal funds                        --             --            2,287          2,287          6,016          6,016
   U.S. Government obligations         5,250          5,098          3,754          3,702          2,947          2,944
   FHLB stock                            369            369            344            344            321            321
   Mortgage-backed securities          4,355          4,152          5,018          4,920          3,966          3,905
                                     -------        -------        -------        -------        -------        -------

     Total investments               $10,334        $ 9,979        $12,657        $12,507        $13,647        $13,583
                                     =======        =======        =======        =======        =======        =======

         The maturities of Foundation's interest-bearing deposits and investment securities at June 30, 2000, are indicated in the following table:

                                                                            At June 30,  2000
                              -----------------------------------------------------------------------------------------------------
                                                   After one through       After five          After ten
                              One Year or Less        five years       through ten years          years                   Total
                              -----------------    -----------------   -----------------  --------------------    ------------------
                                                                                                                           Weighted
                             Carrying    Average   Carrying   Average   Carrying  Average  Carrying    Average    Carrying  Average
                               Value      Yield     Value     Yield      Value    Yield     Value       Yield       Value    Yield
                              -------    ------    -------   -------   --------- -------  ---------    -------    -------   --------
                                                                      (Dollars in thousands)

Interest-bearing deposits     $   360     6.85%   $    --       --%   $    --       --%    $    --         --%       360      6.85%
Investment securities:
   Federal funds                   --       --         --       --         --       --          --         --         --        --
   U.S. Government agency
     obligations                   --       --      1,650     6.49      3,300     7.21         300       7.54      5,250      7.00
   Mortgage-backed securities     153     6.02        342     6.06        139     6.05       3,721       6.35      4,355      6.30
   FHLB stock                      --       --         --       --         --       --         369       7.38        369      7.38
   Certificates of deposit         --       --         --       --         --       --          --         --         --        --
                              -------              ------             -------              -------

     Total                    $   513     6.60%   $ 1,992     6.42%   $ 3,439     7.16%    $ 4,390       6.51%   $10,334      6.71%
                              =======             =======             =======              =======               =======

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

         At June 30, 2000, Foundation's certificates of deposit totaled $23.3 million, or 91.46% of total deposits. Of such amount, approximately $15.4 million in certificates of deposit mature within one year. Based on past experience and Foundation's prevailing pricing strategies, management believes that a substantial percentage of such certificates will be renewed with Foundation at maturity. If there is a significant deviation from historical experience, Foundation can utilize borrowings from the FHLB of Cincinnati as an alternative source of funds.

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

         The following table presents the amount of Foundation's certificates of deposit of $100,000 or more by the time remaining until maturity at June 30, 2000:

                   Maturity                             Amount
                   --------                             ------
                                                    (In thousands)

         Three months or less                         $   758
         Over 3 months to 6 months                        625
         Over 6 months to 12 months                       676
         Over 12 months                                   911
                                                     --------

             Total                                     $2,970
                                                       ======

         The following table sets forth Foundation's deposit account balance activity for the fiscal years ended June 30, 2000, 1999 and 1998:

                                                Year ended June 30,
                                         --------------------------------------
                                           2000           1999           1998
                                         --------       --------       --------
                                                       (In thousands)

Beginning balance                        $ 25,754       $ 28,022       $ 27,292
Net decrease before interest
   credited                                (1,568)        (3,686)          (871)
Interest credited                           1,319          1,418          1,601
                                         --------       --------       --------
Ending balance                           $ 25,505       $ 25,754       $ 28,022
                                         ========       ========       ========

  Net increase (decrease)                $   (249)      $ (2,268)      $    730
                                         ========       ========       ========


         BORROWINGS. The FHLB functions as a central reserve bank providing credit for its member institutions and certain other financial institutions. As a member in good standing of the FHLB of Cincinnati, Foundation is authorized to apply for advances from the FHLB of Cincinnati, provided certain standards of creditworthiness have been met. Under current regulations, an association must meet certain qualifications to be eligible for FHLB advances. The extent to which an association is eligible for such advances will depend upon whether it meets the Qualified Thrift Lender Test (the "QTL Test"). If an association meets the QTL Test, it will be eligible for 100% of the advances it would otherwise be eligible to receive. If an association does not meet the QTL Test, it will be eligible for such advances only to the extent it holds specified QTL Test assets. At June 30, 2000, Foundation was in compliance with the QTL Test.

         Foundation's advances from the FHLB of Cincinnati are indicated in the following table:

                                                                     Year ended June 30,
                                                            ----------------------------------------
                                                              2000             1999             1998
                                                            -------           ------            ----
                                                                     (Dollars in thousands)

Average balance outstanding                                 $  619             $  638         $  714
Maximum amount outstanding at any month end during
    the period                                              $1,074             $  674         $  748
Balance outstanding at end of period                        $  519             $  602         $  680
Weighted average interest rate during the period              5.49%              5.59%          5.58%
Weighted average interest rate at end of period               5.56%              5.55%          5.53%


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

EMPLOYEES

         As of June 30, 2000, Foundation had eight full-time employees.

                                   REGULATION

GENERAL

         The Company is a savings and loan holding company within the meaning of the Home Owners Loan Act, as amended (the "HOLA"). The Company is subject to regulation, examination and oversight by the OTS and must submit periodic reports to the OTS concerning its activities and financial condition. In addition, the Company is subject to provisions of the Ohio Revised Code applicable to corporations generally.

         Foundation is subject to regulation, examination and oversight by the OTS, the FDIC and the Superintendent of the Division (the "Ohio
Superintendent"). Foundation must file periodic reports with the OTS, the FDIC and the Division concerning its activities and financial condition.

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

         "Core capital" is comprised of common stockholders' equity (including retained earnings), noncumulative preferred stock and related surplus, minority interests in consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits of mutual associations. OTS regulations require savings associations to maintain core capital of at least 4% of their adjusted total assets, except for associations with the highest examination rating and acceptable levels of risk.

         OTS regulations require that savings associations maintain "risk-based capital" in an amount not less than 8% of their risk-weighted assets. Risk-based capital is defined as core capital plus certain additional items of capital, including the allowances for loan losses.

         The OTS also may adjust the risk-based capital requirement on an individualized basis to take into account risks due to concentrations of credit and non-traditional activities.

         The OTS has adopted regulations governing prompt corrective action to resolve the problems of capital deficient and otherwise troubled savings associations. At each successively lower defined capital category, an association is subject to more restrictive and more numerous mandatory or discretionary regulatory actions or limits, and the OTS has less flexibility in determining how to resolve the problems of the institution. In addition, the OTS generally can downgrade an association's capital category, notwithstanding its capital level, if, after notice and opportunity for hearing, the association is deemed to be engaging in an unsafe or unsound practice because it has not corrected deficiencies that resulted in it receiving a less than satisfactory examination rating on matters other than capital or it is deemed to be in an unsafe or unsound condition. Foundation's capital at June 30, 2000, met the standards for the highest category, a "well-capitalized" institution.

         LIQUIDITY. OTS regulations require that a savings association maintain an average daily balance of liquid assets (such as cash, certain time deposits, bankers' acceptances and specified United States government, state or federal agency obligations) of not less than 4% of its net withdrawable savings deposits plus borrowings payable in one year or less computed as of the end of the prior quarter or based on the average daily balance during the prior quarter. Monetary penalties may be imposed upon associations failing to meet these liquidity requirements. The eligible liquidity of Foundation at June 30, 2000, was approximately $8.9 million, or 34.1%, and exceeded the applicable 4% liquidity requirement by approximately $7.9 million.

         QUALIFIED THRIFT LENDER TEST. Savings associations must meet one of two tests in order to be a qualified thrift lender ("QTL"). The first test requires a savings association to maintain a specified level of investments in assets that are designated as qualifying thrift investments ("QTIs"). Generally, QTIs are assets related to domestic residential real estate and manufactured housing, although they also include credit card, student and small business loans and stock issued by any FHLB, the Federal Home Loan Mortgage Corporation or the Federal National Mortgage Association. Under the QTL test, 65% of an institution's "portfolio assets" (total assets less goodwill and other intangibles, property used to conduct business and 20% of liquid assets) must consist of QTI on a monthly average basis in nine out of every 12 months. The second test permits a savings association to qualify as a QTL by meeting the definition of "domestic building and loan association" under the Internal Revenue Code of 1986, as amended (the "Code"). In order for an institution to meet the definition of a "domestic building and loan association" under the Code, at least 60% of its assets must consist of specified types of property, including cash, loans secured by residential real estate or deposits, educational loans and certain governmental obligations. The OTS may grant exceptions to the QTL tests under certain circumstances. If a savings association fails to meet one of the QTL tests, the association and its holding company become subject to certain operating and regulatory restrictions and the savings association will not be eligible for new FHLB advances. At June 30, 2000, Foundation qualified as a QTL.

         TRANSACTIONS WITH INSIDERS AND AFFILIATES. Loans to executive officers, directors and principal shareholders and their related interests must conform to the lending limit on loans to one borrower, and the total of such loans to executive officers, directors, principal shareholders and their related interests cannot exceed the association's Lending Limit Capital (or 200% of Lending Limit Capital for qualifying institutions with less than $100 million in deposits). Most loans to directors, executive officers and principal shareholders must be approved in advance by a majority of the "disinterested" members of the board of directors of the association, with any "interested" director not participating. All loans to directors, executive officers and principal shareholders must be made on terms substantially the same as offered in comparable transactions with the general public or as offered to all employees in a company-wide benefit program. Loans to executive officers are subject to additional limitations. Foundation had no loans to directors, officers or employees at June 30, 2000.

         All transactions between savings associations and their affiliates must comply with Sections 23A and 23B of the Federal Reserve Act (the "FRA"). An affiliate of a savings association is any company or entity that controls, is controlled by or is under common control with the savings association. The Company is an affiliate of Foundation. Generally, Sections 23A and 23B of the FRA (i) limit the extent to which a savings association or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, (ii) limit the aggregate of all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus, and (iii) require that all such transactions be on terms substantially the same, or at least as favorable to the association, as those provided in transactions with a non-affiliate. The term "covered transaction" includes the making of loans, purchasing of assets, issuance of a guarantee and other similar types of transactions. In addition to the limits in Sections 23A and 23B, a savings association may not make any loan or other extension of credit to an affiliate unless the affiliate is engaged only in activities permissible for a bank holding company and may not purchase or invest in securities of any affiliate except shares of a subsidiary. Foundation had no loans to directors, officers or employees at June 30, 2000.

         LIMITATIONS ON CAPITAL DISTRIBUTIONS. The OTS imposes various restrictions or requirements on the ability of associations to make capital distributions. Capital distributions include, without limitation, payments of cash dividends, repurchases and certain other acquisitions by an association of its shares and payments to stockholders of another association in an acquisition of such other association.

         An application must be submitted and approval from the OTS must be obtained by a subsidiary of a savings and loan holding company (i) if the proposed distribution would cause total distributions for the calendar year to exceed net income for that year to date plus the savings association's retained net income for that year to date plus the retained net income for the preceding two years; (ii) if the savings association will not be at least adequately capitalized following the capital distribution; (iii) if the proposed distribution would violate a prohibition contained in any applicable statute, regulation or agreement between the savings association and the OTS (or the FDIC), or violate a condition imposed on the savings association in an OTS-approved application or notice. If a savings association subsidiary of a holding company is not required to file an application, it must file a 30-day notice of the proposed capital distribution with the OTS.

         HOLDING COMPANY REGULATION. The Company is a savings and loan holding company within the meaning of the HOLA and is subject to OTS regulations, examination, supervision and reporting requirements.

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

         As a unitary savings and loan holding company, the Company generally has no restrictions on its activities. If the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings association, the OTS may impose such restrictions as deemed necessary to address such risk, including limiting
(i) payment of dividends by the savings association, (ii) transactions between the savings association and its affiliates, and (iii) any activities of the savings association that might create a serious risk that the liabilities of the savings and loan holding company and its affiliates may be imposed on the savings association. Notwithstanding the foregoing rules as to permissible business activities of a unitary savings and loan holding company, if the savings association subsidiary of a holding company fails to meet the QTL test, then its holding company would become subject to the activities restrictions applicable to multiple holding companies. At June 30, 2000, Foundation met both tests.

         FEDERAL REGULATION OF ACQUISITIONS OF CONTROL OF THE COMPANY AND FOUNDATION. In addition to the Ohio law limitations on the merger and acquisition of Foundation and the Company, federal limitations generally require regulatory approval of acquisitions at specified levels. Under pertinent federal law and regulations, no person, directly or indirectly, or acting in concert with others, may acquire control of Foundation or the Company without 60 days' prior notice to the OTS. "Control" is generally defined as having more than 25% ownership or voting power; however, ownership or voting power of more than 10% may be deemed "control" if certain factors are in place. If the acquisition of control is by a company, the acquiror must obtain approval, rather than give notice, of the acquisition.

         In addition, any merger of Foundation must be approved by the OTS as well as the Superintendent. Further, any merger of the Company in which the Company is not the resulting company must also be approved by both the OTS and the Superintendent.

FEDERAL DEPOSIT INSURANCE CORPORATION

         The FDIC is an independent federal agency that insures the deposits, up to prescribed statutory limits, of federally insured banks and savings and loan associations and safeguards the safety and soundness of the banking and savings and loan industries. The FDIC administers two separate insurance funds, the Bank Insurance Fund ("BIF") for commercial banks and state savings banks and the SAIF for savings associations. Foundation is a member of the SAIF and its deposit accounts are insured by the FDIC up to the prescribed limits. The FDIC has examination authority over all insured depository institutions, including Foundation, and has authority to initiate enforcement actions if the FDIC does not believe the OTS has taken appropriate action to safeguard safety and soundness and the deposit insurance fund.

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

FEDERAL RESERVE REQUIREMENTS

         FRB regulations currently require savings associations to maintain reserves of 3% of net transaction accounts (primarily NOW accounts) up to $44.3 million (subject to an exemption of up to $5.0 million), and of 10% of net transaction accounts in excess of $44.3 million. At June 30, 2000, Foundation was in compliance with the new reserve requirements.

FEDERAL HOME LOAN BANKS

         The FHLBs provide credit to their members in the form of advances. Foundation is a member of the FHLB of Cincinnati and must maintain an investment in the capital stock of the FHLB of Cincinnati in an amount equal to the greater of 1.0% of the aggregate outstanding principal amount of Foundation's residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 5% of its advances from the FHLB of Cincinnati. Foundation was in compliance with this requirement with an investment in stock of the FHLB of Cincinnati of $368,800 at June 30, 2000.

         Upon the origination or renewal of a loan or advance, the FHLB is required by law to obtain and maintain a security interest in collateral in one or more specified categories.

         Each FHLB is required to establish standards of community investment or service that its members must maintain for continued access to long-term advances. The standards take into account a member's performance under the Community Reinvestment Act and its record of lending to first-time home buyers. All long-term advances by the FHLB must be made only to provide funds for residential housing finance.

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

         Foundation's average gross receipts for the three tax years ending on June 30, 2000, is $2,598,866 million and as a result, Foundation does qualify as a small corporation exempt from the alternative minimum tax.

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

         The balance of the pre-1988 reserves is subject to the provisions of
Section 593(e), as modified by the Act, which require recapture in the case of certain excessive distributions to shareholders. The pre-1988 reserves may not be utilized for payment of cash dividends or other distributions to a shareholder (including distributions in dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). Distribution of a cash dividend by a thrift institution to a shareholder is treated as made: first, out of the institution's post-1951 accumulated earnings and profits; second, out of the pre-1988 reserves; and third, out of such other accounts as may be proper. To the extent a distribution by Foundation to the Company is deemed paid out of its pre-1988 reserves under these rules, the pre-1988 reserves would be reduced and the gross income of Foundation for tax purposes would be increased by the amount which, when reduced by the income tax, if any, attributable to the inclusion of such amount in its gross income, equals the amount deemed paid out of the pre-1988 reserves. As of June 30, 2000, the pre-1988 reserves of Foundation for tax purposes totaled approximately $653,000. Foundation believes it had approximately $2.4 million of accumulated earnings and profits for tax purposes as of June 30, 2000, which would be available for dividend distributions, provided regulatory restrictions applicable to the payment of dividends are met. See Notes 6 and 15 to the financial statements. No representation can be made as to whether Foundation will have current or accumulated earnings and profits in subsequent years.

         The tax returns of Foundation have been audited or closed without audit through fiscal year 1996. In the opinion of management, any examination of open returns would not result in a deficiency which could have a material adverse effect on the financial condition of Foundation.

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

         Foundation is a "financial institution" for State of Ohio tax purposes. As such, it is subject to the Ohio corporate franchise tax on "financial institutions," which is imposed annually at a rate of 1.4% of the taxable book net worth, and for tax year 2000 and years thereafter, the tax will be 1.3% of the taxable book net worth. As a "financial institution," Foundation is not subject to any tax based upon net income or net profits imposed by the State of Ohio.

ITEM 2.    DESCRIPTION OF PROPERTY

         Foundation leases the property at 25 Garfield Place where its office is located. There is approximately three-quarters of a year remaining in the term of the lease. The lease is renewable for two five-year terms.

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


                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The information contained in the 2000 Annual Report to Shareholders (the "Annual Report"), a copy of which is attached as Exhibit 13 hereto, under the caption "Common Stock and Related Information" is incorporated herein by reference.

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

        The information contained in the Annual Report under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" is incorporated herein by reference.

ITEM 7.    FINANCIAL STATEMENTS

         The Consolidated Financial Statements and the report of Clark, Schaefer, Hackett & Co. dated July 17, 2000, appearing in the Annual Report are incorporated herein by reference.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

        The information contained in the definitive Proxy Statement for the 2000 Annual Meeting of Shareholders of the Company (the "Proxy Statement"), a copy of which is attached as Exhibit 20 hereto, under the captions "Board of Directors" and "Executive Officers" is incorporated herein by reference.

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

      3(ii) Code of Regulations                 Incorporated by reference to the
                                                Form S-1, Exhibit 3.2

      10(a) Employment Agreement between        Incorporated by reference to the
            Foundation Bancorp, Inc. and        Form S-1, Exhibit 10.4
            Laird L. Lazelle

      10(b) Employment Agreement between        Incorporated by reference to the
            Foundation Savings Bank and         Form S-1, Exhibit 10.5
            Laird L. Lazelle

      10(c) Lease Agreement                     Incorporated by reference to the
                                                Form S-1, Exhibit 10.6

       13   2000 Annual Report to Shareholders

       20   Proxy Statement for 2000 Annual
            Meeting

       21   Subsidiaries of the Registrant      Incorporated by reference to the
                                                1997 10-KSB, Exhibit 21

       27   Financial Data Schedule

(b)     REPORTS ON FORM 8-K

        No reports on Form 8-K were filed by the Company during the quarter ended June 30, 2000.

                                   SIGNATURES

       Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           FOUNDATION BANCORP, INC.

                                           By:  /s/ Laird L. Lazelle
                                              ----------------------------------
                                              Laird L. Lazelle, President
                                              (Duly Authorized Representative)

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

/s/ Ruth C. Emden                              /s/ Mardelle Dickhaut
-----------------------------                  -----------------------------
Ruth C. Emden                                  Mardelle Dickhaut
Director                                       Director

Date: September 26, 2000                       Date: September 26, 2000


/s/ Laird L. Lazelle                           /s/ Robert E. Levitch
-----------------------------                  -----------------------------
Laird L. Lazelle                               Robert E. Levitch
Director                                       Director

Date: September 26, 2000                       Date: September 26, 2000


/s/ Michael S. Schwartz                        /s/ Paul L. Silverglade
-----------------------------                  -----------------------------
Michael S. Schwartz                            Paul L. Silverglade
Director                                       Director

Date: September 26, 2000                       Date: September 26, 2000


/s/ Ivan J. Silverman                          /s/ Dianne K. Rabe
-----------------------------                  -----------------------------
Ivan J. Silverman                              Dianne K. Rabe
Director                                       Principal Financial Officer

Date: September 26, 2000                       Date: September 26, 2000

================================================================================

                                  DIRECTORS OF
                            FOUNDATION BANCORP, INC.
                                       AND
                             FOUNDATION SAVINGS BANK

LAIRD L. LAZELLE                                     MARDELLE DICKHAUT
President, Foundation Bancorp, Inc.                  Retired from Foundation Savings Bank.
and Foundation Savings Bank.

RUTH C. EMDEN                                        ROBERT E. LEVITCH
Retired. Currently active in community work.                  Retired Corrections Officer with the Hamilton County
                                                              Sheriff's Office.

MICHAEL S. SCHWARTZ                                  PAUL L. SILVERGLADE
Attorney at law practicing in Cincinnati                      Retired Corporate Office Personnel
and operating a title insurance agency.                       Director for Federated Department Stores.
Mr. Schwartz is a former Mayor of the Village
of Golf Manor.

IVAN J. SILVERMAN
Investment Consultant and Vice President with Gradison McDonald Investments, a Division of McDonald Invests, Inc., a Key Corp. Company.
Mr. Silverman is a former Mayor of the City of Montgomery.

                              EXECUTIVE OFFICERS OF
                            FOUNDATION BANCORP, INC.

LAIRD L. LAZELLE                                     DIANNE K. RABE, CPA
President and Chief Executive Officer                Secretary and Treasurer

                              EXECUTIVE OFFICERS OF
                             FOUNDATION SAVINGS BANK

LAIRD L. LAZELLE                                     DIANNE K. RABE, CPA
President and Chief Executive Officer                Vice President

MICHAEL S. SCHWARTZ                                  MARDELLE DICKHAUT
Chairman of the Board                                Secretary

MARGO A. LIEBERT                                     MICHELLE BARTH
Treasurer                                            Assistant Secretary





================================================================================

                            FOUNDATION BANCORP, INC.
                                       AND
                             FOUNDATION SAVINGS BANK

                              CORPORATE INFORMATION

                                CORPORATE OFFICES
                                -----------------
                                25 Garfield Place
                             Cincinnati, Ohio 45202
                              Phone (513) 721-0120
                               Fax (513) 721-0140

                       STOCK TRANSFER AGENT AND REGISTRAR
                       ----------------------------------
                                Fifth Third Bank
                           Corporate Trust Operations
                                Mail Drop 1090F5
                            38 Fountain Square Plaza
                             Cincinnati, Ohio 45263
                           Toll Free # (800) 837-2755

                             CORPORATE LEGAL COUNSEL
                             -----------------------
                       Vorys, Sater, Seymour and Pease LLP
                             Suite 2100, Atrium Two
                             221 East Fourth Street
                             Cincinnati, Ohio 45202

                              INDEPENDENT AUDITORS
                              --------------------
                       Clark, Schaefer, Hackett & Company
                                   16th Floor
                             105 East Fourth Street
                             Cincinnati, Ohio 45202

                                  MARKET MAKERS
                                  -------------
                        Friedman, Billings, Ramsey & Co.
                          Keefe, Bruyette & Woods, Inc.
                                Monroe Securities
                             Sweney Cartwright & Co.

                                 TRADING SYMBOL
                                 --------------
       Price quotations for the common shares of Foundation Bancorp, Inc., are available on the National Daily Quotation Service
                         "Pink Sheets" under the symbol
                                    "FOUN".

A COPY OF THE FORM 10-KSB OF FOUNDATION BANCORP, INC. FOR THE FISCAL YEAR ENDED JUNE 30, 2000, AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION, WILL BE FURNISHED WITHOUT CHARGE TO SHAREHOLDERS UPON WRITTEN REQUEST TO LAIRD L. LAZELLE, PRESIDENT, FOUNDATION BANCORP, INC., 25 GARFIELD PLACE, CINCINNATI, OHIO 45202.