Form 10QSB
period 2000-09-30
FOUNDATION BANCORP INC
filed 2000-11-13
CIK 1012775

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934
               For the quarterly period ended September 30, 2000
                                              ------------------

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
        For the transition period from ____________ to _________________

                         Commission file number: 0-21297
                                                 -------

                            Foundation Bancorp, Inc.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            Ohio                                                 31-1465239
-------------------------------                              -------------------
(State or other jurisdiction of                                 (IRS Employer
incorporation or organization)                               Identification No.)

                    25 Garfield Place, Cincinnati, Ohio 45202
                    -----------------------------------------
                    (Address of principal executive offices)

                                 (513) 721-0120
                           ---------------------------
                           (Issuer's telephone number)

                                       N/A
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court. Yes [   ]  No [   ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
    Common shares, no par value, outstanding at September 30, 2000: 462,875

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [ X ]

                            FOUNDATION BANCORP, INC.
                                   FORM 1O-QSB
                        QUARTER ENDED SEPTEMBER 30, 2000


                         Part l - Financial Information


Item 1 - Financial Statements

Interim financial information required by Regulation 210.10-01 of Regulation S-X is included in this Form 10-QSB as referenced below:

            Consolidated Statements of Financial Condition....................3
            Consolidated Statements of Income.................................4
            Consolidated Statement of Cash Flows..............................5
            Notes to Consolidated Financial Statements........................6

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations........................8

                            FOUNDATION BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                    September 30,    June 30,
                                                        2000           2000
                                                    -------------    --------
                                                     (Unaudited)

ASSETS
------

Cash and due from banks ...........................  $   237,116   $    13,279
Interest-bearing deposits in other financial
  institutions ....................................      374,906       360,262
                                                     -----------   -----------
      Cash and cash equivalents ...................      612,022       373,541

Investment securities-at amortized cost
  (approximate market value of $5,152,781 and
  $5,097,605 at September 30, 2000 and June 30,
  2000, respectively) .............................    5,250,000     5,250,000
Mortgage-backed securities-at cost
  (approximate market value of $3,965,592 and
  $4,152,316 at September 30, 2000 and June 30,
  2000, respectively) .............................    4,146,952     4,355,022
Loans receivable-net ..............................   22,433,272    22,441,795
Office premises and equipment-at depreciated cost..      277,125       281,405
Federal Home Loan Bank stock-at cost ..............      375,700       368,800
Accrued interest receivable on loans ..............      112,045       100,882
Accrued interest receivable on mortgage-backed
  securities ......................................       28,759        29,841
Accrued interest receivable on investments and
  interest-bearing deposits .......................       94,205        73,151
Prepaid expenses and other assets .................       64,117       107,459
                                                     -----------   -----------
      TOTAL ASSETS ................................  $33,394,197   $33,381,896
                                                     ===========   ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Deposits ..........................................  $25,520,350   $25,505,422
Advances from the Federal Home Loan Bank ..........      497,221       518,652
Advances by borrowers for taxes, insurance and
  other ...........................................      153,927        57,872
Other liabilities .................................      130,235       123,330
Deferred federal income taxes .....................      101,300       101,300
                                                     -----------   -----------
      TOTAL LIABILITIES ...........................   26,403,033    26,306,576

Shareholders' equity
  Common shares-2,000,000 shares, no par value,
    authorized; 462,875 shares issued and
    outstanding ...................................           --            --
  Additional paid-in capital ......................    4,399,494     4,398,922
  Retained earnings-substantially restricted ......    2,830,062     2,927,918
  Shares acquired for restricted stock plan .......      (87,519)     (100,647)
  Unallocated shares held by Employee Stock
    Ownership Plan ................................     (150,873)     (150,873)
                                                     -----------   -----------
              TOTAL SHAREHOLDERS' EQUITY ..........    6,991,164     7,075,320
                                                     -----------   -----------
              TOTAL LIABILITIES AND SHAREHOLDERS'
                EQUITY ............................  $33,394,197   $33,381,896
                                                     ===========   ===========

                            FOUNDATION BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME


                                                             Three months ended
                                                                September 30,
                                                            -------------------
                                                              2000       1999
                                                            --------   --------
                                                                (Unaudited)

Interest Income
  Loans ..................................................  $448,922   $407,573
  Mortgage-backed securities .............................    65,686     69,379
  Investment securities ..................................    98,832     95,944
  Interest bearing deposits and other ....................     5,857     24,085
                                                            --------   --------
  Total interest income ..................................   619,297    596,981

Interest expense
  Deposits ...............................................  $357,606   $323,337
  Borrowings .............................................     7,119      9,396
                                                            --------   --------
  Total interest expense .................................   364,725    332,733

Net interest income before provision for losses on loans..   254,572    264,248

Provision for losses on loans ............................        --         --
                                                            --------   --------
Net interest income after provision for losses on loans      254,572    264,248

Other operating income ...................................    14,185     13,489

General, administrative and other expense
  Employee compensation and benefits .....................   120,089    119,889
  Occupancy and equipment ................................    20,630     20,587
  Federal deposit insurance premiums .....................     1,303      3,791
  Franchise taxes ........................................    19,142     19,997
  Data processing ........................................     8,619      9,121
  Other ..................................................    36,068     34,660
                                                            --------   --------
  Total general, administrative and other expenses .......   205,851    208,045
                                                            --------   --------
Income before income taxes ...............................    62,906     69,692

Provision for federal income taxes .......................   (21,898)   (25,734)
                                                            --------   --------
NET INCOME ...............................................  $ 41,008   $ 43,958
                                                            ========   ========
BASIC AND DILUTED EARNINGS PER SHARE .....................     $0.09      $0.10
                                                               =====      =====

                            FOUNDATION BANCORP, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                          Three months ended
                                                            September 30
                                                        ------------------------
                                                          2000         1999
                                                          ----         ----
                                                       (unaudited)  (unaudited)

Cash flows provided by operating activities
Net income for the period ............................  $  41,008   $    43,958
Adjustments to reconcile net income to net cash
  provided by operating activities
    Gain on sale of loans ............................     (2,464)           --
    Depreciation and amortization ....................      4,937         4,887
    Amortization of premiums and discounts on
      mortgage-backed securities .....................      3,502         7,089
    FHLB stock dividends .............................     (6,900)       (6,200)
    Recognition and Retention Plan (RRP) allocation ..     24,128        23,200
    Amortization of deferred loan origination (fees)
      costs ..........................................         56          (692)
    ESOP allocation ..................................        572         6,000
    Deferred loan origination costs ..................     (1,820)         (975)
    Effects of changes in operating assets and
      liabilities
      Accrued interest receivable ....................    (31,135)      (77,295)
      Prepaid expenses and other assets ..............     43,342        53,006
      Accrued expenses ...............................      6,905       (71,437)
                                                        ---------   -----------
        Net cash provided by (used in) operating
          activities .................................     82,131       (18,459)
                                                        ---------   -----------

Cash flows provided by investing activities
  Repayments of mortgage-backed securities ...........    204,567       305,875
  Purchases of investment securities - held to
    maturity .........................................         --    (1,500,000)
  Purchases of certificate of deposits ...............         --        (3,156)
  Maturity of certificates of deposits ...............         --       306,899
  Loan disbursements .................................   (936,371)   (1,819,062)
  Loan principal repayments ..........................    803,381     1,415,628
  Proceeds from sale of loans ........................    145,741            --
  Purchases of property and equipment ................       (657)           --
                                                        ---------   -----------
        Net cash provided by (used in) investing
          activities .................................    216,661    (1,293,816)
                                                        ---------   -----------

Cash flows provided by (used in) financing activities
  Net increase (decrease) in deposit accounts ........     14,928      (581,200)
  Repayment of FHLB advances .........................    (21,431)      (20,300)
  Purchase of shares for restricted stock plan .......    (11,000)           --
  Net increase in advances by borrowers for taxes,
    insurance and other ..............................     96,055        83,967
  Dividends paid .....................................   (138,863)     (231,437)
                                                        ---------   -----------
        Net cash used by financing activities ........    (60,311)     (748,970)
                                                        ---------   -----------
Net increase (decrease) in cash and cash equivalents .    238,481    (2,061,245)

Cash and cash equivalents at beginning of period .....    373,541     2,414,253
                                                        ---------   -----------
Cash and cash equivalents at end of period ...........  $ 612,022   $   353,008
                                                        =========   ===========
Supplemental disclosure of cash flow information
  Cash paid during the period for:
    Interest expense .................................  $ 361,131   $   329,806

                            FOUNDATION BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           For the three months ended
                          September 30, 2000 and 1999


1. BASIS OF PRESENTATION
   ---------------------

   The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three months ended September 30, 2000 and 1999, are not necessarily indicative of the results which may be expected for an entire fiscal year.


2. PRINCIPLES OF CONSOLIDATION
   ---------------------------

   The accompanying consolidated financial statements include the accounts of the Foundation Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, Foundation Savings Bank ("Foundation"). All significant intercompany items have been eliminated.


3. EARNINGS PER SHARE
   ------------------

   Basic earnings per share for the three month periods ended September 30, 2000 and 1999, were computed based on weighted average shares outstanding of 440,991 and 435,581, respectively, which gives effect to a reduction for the 14,140 and 19,660 unallocated shares held by the Foundation Bancorp, Inc. Employee Stock Ownership Plan (the "ESOP") at such dates, respectively, in accordance with Statement of Position 93-6 ("SOP 93-6") issued by the American Institute of Certified Public Accountants.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


DISCUSSION OF FINANCIAL CONDITION CHANGES FROM JUNE 30, 2000 TO
---------------------------------------------------------------
SEPTEMBER 30, 2000
------------------

   At September 30, 2000, the Company's assets totaled $33.4 million, an increase of $12,301, from the $33.4 million total at June 30, 2000. Cash and equivalents were $0.6 million at September 30, 2000, an increase of $0.2 million, or 63.8%, over the $0.4 million at June 30, 2000. There was no change in investment securities, and mortgage-backed securities decreased $0.2 million, or 4.8%, resulting from repayments. Loans receivable-net was almost unchanged at $22.4 million, a decrease of $8,523 from the June 30, 2000 total. Advances from Federal Home Loan Bank decreased $21,431, or 4.1% from the June 30, 2000 total due to scheduled repayments. Deposits totaled $25.5 million at September 30, 2000, an increase of $14,928, virtually unchanged from the total at June 30, 2000. Advances from borrowers for taxes, insurance and other expenses increased $96,055, or 166.0%, resulting from timing differences in the payment of real estate taxes. Shareholders' equity decreased $84,156, or 1.2%, as a result of the $.30 per share dividend, which totaled $138,863, paid to shareholders in September 2000.

   The Office of Thrift Supervision has two minimum regulatory capital standards for savings associations. At September 30, 2000, Foundation's capital substantially exceeded each of the requirements. The following is a summary of Foundation's approximate regulatory capital position, in dollars and as a percentage of regulatory assets, at September 30, 2000:

                           ACTUAL              REQUIRED              EXCESS
                           ------              --------              ------
                                        (Dollars in thousands)

Core capital          $5,833     17.5%      $1,336    4.0%      $4,497     13.5%

Risk-based capital    $5,976     39.7%      $1,205    8.0%      $4,771     31.7%


COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000
-----------------------------------------------------------------------------
AND 1999
--------

General
-------

   The Company recorded net earnings of $41,008 for the three months ended September 30, 2000, a decrease of $2,950, or 6.7%, from the net earnings of $43,958 recorded for the three months ended September 30, 1999. The decrease was primarily the result of a decrease in net interest income after provision for loan losses of $9,676, or 3.7%, which was partially offset by an increase in other income of $696, or 5.2%, a decrease in general, administrative and other expense of $2,194, or 1.1%, and a decrease in federal income taxes of $3,836, or 14.9%.

Net Interest Income
-------------------

   Net interest income after provision for losses on loans for the three months ended September 30, 2000, decreased $9,676, or 3.7%, compared to the same period of 1999. An increase in total interest income of $22,316, or 3.7%, was offset by an increase in total interest expense of $31,992, or 9.6%. Interest income on loans increased $41,349, or 10.1%, the result of an increase in loans receivable of $1.5 million compared to the same period of 1999. Interest on mortgage-backed securities decreased

$3,693, or 5.3%, due to a lower portfolio balance. Interest on investment securities increased $2,888, or 3.0%, due to higher yields. Interest on interest-bearing deposits decreased $18,228, or 75.7%, due to a decline in average deposits as funds were reinvested in higher yielding mortgage loans. Interest expense on deposits increased $34,269, or 10.6%, due to a larger portfolio and an increasing weighted cost of funds.

Other Operating Income
----------------------

   Other operating income for the three months ended September 30, 2000 increased $696, or 5.2%, compared to the same period of 1999 due to gains on sales of loans.

General, Administrative and Other Expense
-----------------------------------------

   General, administrative and other expense for the three months ended September 30, 2000 decreased $2,194, or 1.1%, compared to the same period of 1999. This was primarily due to the decrease in federal deposit insurance premiums of $2,488, or 65.6%, a decrease in franchise taxes of $855, or 4.3%, and a decrease in data processing costs of $502, or 5.5%, partially offset by an increase in other expense of $1,408, or 4.1% due to increased professional costs. Federal income taxes decreased $3,836, or 14.9%, due to lower earnings.

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

         Not applicable


ITEM 5.  OTHER INFORMATION
         -----------------

         None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

         (a) Exhibit 27. Financial Data Schedule

         (b) The Company did not file any reports on Form 8-K during the quarter ended September 30, 2000.

                                   SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              /s/ Laird L. Lazelle
                              --------------------------------------------------
Date: November 10, 2000       Laird L. Lazelle
                              President



                              /s/ Dianne K. Rabe
                              --------------------------------------------------
Date: November 10, 2000       Dianne K. Rabe
                              Treasurer