Form 10QSB
period 2000-12-31
FOUNDATION BANCORP INC
filed 2001-02-13
CIK 1012775

                                   FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   (Mark One)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2000

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

                                   31-1465239
                     ---------------------------------------
                     (I.R.S. Employer Identification Number)

                    25 Garfield Place, Cincinnati, Ohio   45202
               --------------------------------------------------
               (Address of principal executive offices) (zip Code)

Registrant's telephone number, including area code:           (513) 721-0120

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common shares, no par value            Outstanding at December 31, 2000: 462,875

Transitional Small Business Disclosure Format:       Yes  [ ]     No [X]

                            FOUNDATION BANCORP, INC.
                                   FORM 1O-QSB
                         QUARTER ENDED DECEMBER 31, 2000

                         Part l - Financial Information

Item 1 - Financial Statements

Interim financial information required by Regulation 210.10 - 01 of Regulation S - X is included in this Form 10-QSB as referenced below:

           Consolidated Statements of Financial Condition...........3
           Consolidated Statements of Earnings......................4
           Consolidated Statements of Cash Flows....................5
           Notes to Consolidated Financial Statements...............6

Item 2 - Management's Discussion and Analysis of
           Financial Condition and Results of Operations............7

                            FOUNDATION BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                                       December 31,       June 30,
                                                                                           2000             2000
                                                                                     ----------------   -------------
                                                                                       (Unaudited)
ASSETS
Cash and due from banks                                                               $     294,611       $    13,279
Interest-bearing deposits in other financial institutions                                 1,392,496           360,262
                                                                                      -------------       -----------
              Cash and cash equivalents                                                   1,687,107           373,541

Investment securities-at amortized cost (approximate market value of $5,245,260
     and $5,097,605 at December 31, 2000 and June 30, 2000, respectively)                 5,250,000         5,250,000
Mortgage-backed securities-at cost (approximate market value of $3,707,899 and
     $4,152,316 at December 31, 2000 and June 30, 2000, respectively)                     3,798,639         4,355,022
Loans receivable-net                                                                     22,665,362        22,441,795
Office premises and equipment-at depreciated cost                                           272,311           281,405
Federal Home Loan Bank stock-at cost                                                        382,700           368,800
Accrued interest receivable on loans                                                        108,326           100,882
Accrued interest receivable on mortgage-backed securities                                    27,109            29,841
Accrued interest receivable on investments and interest-bearing deposits                     73,151            73,151
Prepaid expenses and other assets                                                            39,840           107,459
                                                                                      -------------       -----------

              TOTAL ASSETS                                                            $  34,304,545       $33,381,896
                                                                                      =============       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                                                              $  26,353,425       $25,505,422
Advances from the Federal Home Loan Bank                                                    475,498           518,652
Advances by borrowers for taxes, insurance and other                                        247,941            57,872
Other liabilities                                                                            38,166           123,330
Deferred federal income taxes                                                               101,300           101,300
                                                                                      -------------       -----------

              TOTAL LIABILITIES                                                          27,216,330        26,306,576

Shareholders' equity
       Common shares-2,000,000 shares, no par value, authorized; 462,875 shares
           issued and outstanding                                                                 -                 -
       Additional paid-in capital                                                         4,399,494         4,398,922
       Unallocated shares held by Employee Stock Ownership Plan                             (80,360)         (150,873)
       Retained earnings-substantially restricted                                         2,856,600         2,927,918
           Shares acquired for restricted stock plan                                        (87,519)         (100,647)
                                                                                      -------------       -----------

              TOTAL SHAREHOLDERS' EQUITY                                                  7,088,215         7,075,320
                                                                                      -------------       -----------

              TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                              $  34,304,545       $33,381,896
                                                                                      =============       ===========

                            FOUNDATION BANCORP, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS


                                                                     Three months ended                  Six months ended
                                                                         December 31,                       December 31,
                                                                    ---------------------             ---------------------
                                                                    2000             1999             2000             1999
                                                                    ----             ----             ----             ----
                                                                         (Unaudited)                       (Unaudited)
Interest Income
     Loans                                                       $454,087         $406,918       $   903,010      $   814,491
     Mortgage-backed securities                                    59,072           69,841           124,758          139,221
     Investment securities                                         98,962           96,878           197,793          192,821
     Interest bearing deposits and other                           13,487           15,492            19,344           39,577
                                                                 --------         --------       -----------      -----------
     Total interest income                                        625,608          589,129         1,244,905        1,186,110

Interest expense
     Deposits                                                     387,037          324,004           744,643          647,341
     Borrowings                                                     6,827            9,513            13,946           18,909
                                                                 --------         --------       -----------      -----------
     Total interest expense                                       393,864          333,517           758,589          666,250

Net interest income before provision for losses on loans          231,744          255,612           486,316          519,860

Provision for losses on loans                                           -                -                -                -
                                                                 --------         --------       -----------      -----------

Net interest income after provision for losses on loans           231,744          255,612           486,316          519,860

Other operating income                                             11,627           16,171            25,812           29,660

General, administrative and other expense
     Employee compensation and benefits                           117,629          117,878           237,719          237,767
     Occupancy and equipment                                       20,437           21,114            41,068           41,701
     Federal deposit insurance premiums                             1,386            3,807             2,688            7,598
     Franchise taxes                                               19,142           19,996            38,284           39,993
     Data processing                                                8,873            8,654            17,492           17,775
     Other                                                         35,695           31,876            71,763           66,536
                                                                 --------         --------       -----------      -----------
     Total general, administrative and other expenses             203,162          203,325           409,014          411,370
                                                                 --------         --------       -----------      -----------

Income before income taxes                                         40,209           68,458           103,114          138,150

Provision for federal income taxes                                (13,671)         (25,316)          (35,569)         (51,050)
                                                                 --------         --------       -----------      -----------

Net earnings                                                     $ 26,538         $ 43,142       $    67,545      $    87,100
                                                                 ========         ========       ===========      ===========

Primary and diluted earnings per share                              $0.06            $0.10             $0.15            $0.20
                                                                    =====            =====             =====            =====

                            FOUNDATION BANCORP, INC.
                             STATEMENT OF CASH FLOWS


                                                                                          Six months ended
                                                                                            December 31
                                                                                   ------------------------------
                                                                                      2000               1999
                                                                                   -----------        ------------
                                                                                   (Unaudited)        (Unaudited)
Cash flows from operating activities
Net income                                                                         $  67,545          $  87,100
Adjustments to reconcile net income to net cash provided by operating activities
     Gain on sale of loans                                                            (2,464)            (2,578)
     Loss on sale of REO acquired in foreclosure                                           -              3,954
     Depreciation and amortization                                                     9,750              9,775
     Amortization of premiums and discounts on mortgage-backed securities             10,438              9,927
     FHLB stock dividends                                                            (13,900)           (12,300)
     Amortization of deferred loan (fees) costs                                          178               (148)
     Recognition & Retention Plan (RRP) allocation                                    24,128             23,200
     ESOP expense                                                                     71,085             64,900
     Deferred loan origination costs                                                  (4,574)            (3,223)
     Effects of changes in operating assets and liabilities
         Accrued interest receivable                                                  (4,712)           (45,551)
         Prepaid expenses and other assets                                            67,619             59,312
         Accrued expenses                                                            (85,164)          (155,590)
                                                                                  ----------        -----------
              Net cash provided by operating activities                              139,929             38,778
                                                                                  ----------        -----------

Cash flows from investing activities
     Repayments of mortgage-backed securities                                        545,945            436,870
     Purchases of investment securities - held to maturity                                 -         (1,500,000)
     Maturity of certificates of deposits                                                  -            714,144
     Purchases of certificate of deposits                                                  -             (4,746)
     Loan disbursements                                                           (1,931,947)        (2,683,337)
     Loan principal repayments                                                     1,569,499          2,421,225
     Proceeds from sale of loans                                                     145,741            213,953
     Purchase of REO acquired in foreclosure                                               -            (50,000)
     Proceeds from sale of REO acquired in foreclosure                                     -             46,046
     Purchases of property and equipment                                                (656)                 -
                                                                                  ----------        -----------

              Net cash provided by (used in) investing activities                    328,582           (405,845)
                                                                                  ----------        -----------

Cash flows from financing activities
     Net increase (decrease) in deposits                                             848,003           (585,962)
     Repayment of FHLB advances                                                      (43,154)           (40,877)
     Net increase in advances by borrowers for taxes, insurance and other            190,069            174,698
     Purchase of shares for restricted stock plan                                    (11,000)                 -
     Dividends paid                                                                 (138,863)          (231,437)
                                                                                  ----------        -----------
              Net cash used in financing activities                                  845,055           (683,578)
                                                                                  ----------        -----------

Net increase (decrease) in cash and cash equivalents                               1,313,566         (1,050,645)

Cash and cash equivalents at beginning of period                                     373,541          2,414,253
                                                                                  ----------        -----------

Cash and cash equivalents at end of period                                        $1,687,107         $1,363,608
                                                                                  ==========        ===========

Supplemental disclosure of cash flow information
   Cash paid during the period for:
     Interest expense                                                             $  762,807         $  662,539
     Income taxes                                                                          0         $   23,000

                            FOUNDATION BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            For the six months ended
                           December 31, 2000 and 1999

1.       BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of consolidated financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting only of normal recurring accruals), which are necessary for a fair presentation of the consolidated financial statements, have been included. The results of operations for the six months ended December 31, 2000 and 1999 are not necessarily indicative of the results that may be expected for an entire fiscal year.

2.       PRINCIPLES OF CONSOLIDATION

         The accompanying consolidated financial statements include the accounts of the Foundation Bancorp, Inc. (the "Company") and its wholly owned subsidiary, Foundation Savings Bank ("Foundation"). All significant intercompany items have been eliminated.

3.       EARNINGS PER SHARE

         Basic earnings per share for the six month periods ended December 31, 2000 and 1999, were computed based on weighted average shares outstanding of 448,644 and 436,611, respectively, which gives effect to a reduction for the 14,231 and 19,651 unallocated shares held by the Foundation Bancorp, Inc. Employee Stock Ownership Plan (the "ESOP") at such dates, respectively, in accordance with Statement of Position 93-6 ("SOP 93-6") issued by the American Institute of Certified Public Accountants.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

DISCUSSION OF FINANCIAL CONDITION CHANGES FROM JUNE 30, 2000 TO
---------------------------------------------------------------
DECEMBER 31, 2000
-----------------

         At December 31, 2000, the Company's assets totaled $34.3 million, an increase of $0.9 million, or 2.8%, from the $33.4 million total at June 30, 2000. Cash and cash equivalents increased $1.3 million, or 351.7%, the result of an increase in deposits and the repayment of mortgage backed securities. Loans receivable totaled $22.7 million at December 31, 2000, an increase of $0.2 million, or 1.0%, from the June 30, 2000 total. Investment securities totaled $5.3 million at December 31, 2000, representing no change from the June 30, 2000 total. Mortgage-backed securities decreased $0.6 million, or 12.8%, resulting from repayments.

         Deposits totaled $26.4 million at December 31, 2000, an increase of $0.8 million, or 3.3% from the June 30, 2000 total. Advances from the Federal Home Loan Bank decreased $43,154, or 8.3%, from scheduled repayments. Advances from borrowers for taxes, insurance and other increased $190,069, or 328.4%, resulting from timing differences in the payment of real estate taxes. Other liabilities decreased $85,164, or 69.1%, due to timing differences in the payment of accounts payable. Shareholders' equity increased $12,895, or 0.2%, from the June 30, 2000 total. A $.30 per share dividend totaling $138,862.50 was paid to shareholders on August 25, 2000.

         The Office of Thrift Supervision has two minimum regulatory capital standards for savings associations. At December 31, 2000, Foundation's capital substantially exceeded each of the requirements. The following is a summary of Foundation's approximate regulatory capital position, in dollars and as a percentage of regulatory assets, at December 31, 2000:


                                                 ACTUAL                       REQUIRED                       EXCESS
                                                 ------                       --------                       ------
                                                                       (Dollars in thousands)

Core capital                              $5,926         17.3%          $1,372          4.0%          $4,554         13.3%
Risk-based capital                        $6,069         39.1%          $1,241          8.0%          $4,828         31.1%

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED DECEMBER 31, 2000
--------------------------------------------------------------------------
AND 1999
--------

General
-------

     The Company recorded net earnings of $67,545 for the six months ended December 31, 2000, a decrease of $19,555, or 22.5%, from the net earnings of $87,100 recorded for the six months ended December 31, 1999. The decrease was the result of a decrease in net interest income after provision for loan losses of $33,544, or 6.5%, and a decrease in other operating income of $3,848, or 13.0%, partially offset by a decrease in general, administrative and other expense of $2,356, or 0.6%, and a decrease in federal income taxes of $15,481, or 30.3%.

Net Interest Income
-------------------

         Net interest income after the provision for losses on loans for the six months ended December 31, 2000, decreased $33,544, or 6.5%, compared to the same period of 1999. This was the result of an increase in total interest income of $58,795, or 5.0%, offset by an increase in total interest expense of $92,339, or 13.9%. The increase in total interest income resulted from an increase in interest earned on loans of $88,519, or 10.9%, resulting from a $2.0 million increase in the loans receivable portfolio. Interest on mortgage-backed securities decreased $14,463, or 10.4%, resulting from a lower portfolio balance due to higher repayments and increased write-off of premiums. Interest on interest-bearing deposits decreased $20,233, or 51.1%, resulting from lower portfolio balances as funds were invested in higher yielding mortgage loans. Interest income on investment securities increased $4,972, or 2.6%, resulting from higher dividends on Federal Home Loan Bank stock. The increase in total interest expense was primarily attributable to the increase in interest expense on deposits of $97,302, or 15.0%, due to a higher weighted average rate on a larger portfolio. During this one year period, the deposit portfolio increased $1.1 million and the weighted average rate paid on deposits increased 89 basis points. The deposit growth occurred primarily in certificates of deposit with terms from 90 days to 24 months. Management pursued a strategy of pricing these certificates at higher rates than longer term deposits in anticipation of a lower interest rate climate.

Other Operating Income
----------------------

     Other operating income totaled $25,812 for the six months ended December 31, 2000, a decrease of $3,848, or 13.0%, compared to the same period in 1999, due primarily to a decrease in gains on sales of loans as loans originated in the higher interest rate environment were kept for Foundation's portfolio.

General, Administrative and Other Expense
-----------------------------------------

     General, administrative and other expense for the six months ended December 31, 2000 decreased $2,356, or 0.6%, compared to the same period of 1999. This was due to the decrease in Federal deposit insurance premiums of $4,910, or 64.6%, the decrease in occupancy and equipment expenses of $633, or 1.5%, the decrease in franchise taxes of $1,709, or 4.3%, and the decrease in data processing fees of $283, or 1.6%, which were partially offset by an increase in other expense of $5,227, or 7.9%. The increase on other expense was comprised mainly of increased audit costs and a one-time charge of $2,500 resulting from an armed robbery. The provision for federal income taxes decreased $15,481, or 30.3%, as the result of lower earnings.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED DECEMBER 31, 2000
----------------------------------------------------------------------------
AND 1999
--------

General
-------

     The Company recorded net earnings of $26,538 for the three months ended December 31, 2000, a decrease of $16,604, or 38.5%, from the net earnings of $43,142 recorded for the three months ended December 31, 1999. The decrease was primarily the result of a decrease in net interest income after provision for loan losses of $23,868, or 9.3%, and a decrease in other income of $4,544, or 28.1%, partially offset by a decrease in the provision for federal income taxes of $11,645, or 46.0%

Net Interest Income
-------------------

     Net interest income after provision for losses on loans for the three months ended December 31, 2000, decreased $23,868, or 9.3%, compared to the same period of 1999. This was the result of an increase in total interest income of $36,479, or 6.2%, offset by an increase in total interest expense of $60,347, or 18.1%. Interest income on loans increased $47,169, or 11.6%, the result of an increase in the loan portfolio, and interest on investment securities increased $2,084, or 2.2%, the result of higher dividends on Federal Home Loan Bank stock. These increases were partially offset by a decrease in interest on mortgage-backed securities of $10,769, or 15.4%, and a decrease in interest on interest bearing deposits of $2,005, or 12.9%, both the result of lower outstanding portfolio balances. Interest expense on deposits increased $63,033, or 19.5%, due to a higher weighted average rate on a larger portfolio. Interest expense on borrowings decreased $2,686, or 28.2%, due a lower balance resulting from scheduled repayments.

Other Operating Income
----------------------

     Other operating income for the three months ended December 31, 2000 decreased $4,544, or 28.1%, compared to the same period of 1999, the result of decreased gains on loan sales due to the increase in market rates on loans, resulting in lower loan production.

General, Administrative and Other Expense
-----------------------------------------

     General, administrative and other expense for the three months ended December 31, 2000 decreased $163, or 0.1%, compared to the same period of 1999. This was the result of an increase in data processing fees of $219, or 2.5% and an increase in other expense of $3,819, or 12.0%, primarily the result of a one time charge of $2,500 resulting from an armed robbery. These increases were offset by a decrease in federal deposit insurance premiums of $2,421, or 63.6%, a decrease in occupancy and equipment expenses of $677, or 3.2%, a decrease in franchise taxes of $854, or 4.3% and a decrease in employee compensation and benefits of $249, or 0.2%. Federal income taxes decreased $11,645, or 46.0% due to lower net income before taxes.

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

                  Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         -------------------------------

                  Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

         At the 2000 Annual Meeting of the Corporation's shareholders, held on October 24, 2000 (the "Annual Meeting"), the following matters were voted upon:

         1)  Election of directors:
                                           For               Against
         Ruth C. Emden                   370,606              10,100
         Paul L. Silverglade             370,606              10,100
         Ivan J. Silverman               370,606              10,100

         2) Ratification of the appointment of Clark, Schaefer, Hackett & Co. as independent auditors of the Corporation for the fiscal year ended June 30, 2001.

                For:  373,306      Against:  2,350       Abstain:  5,050

ITEM 5.  OTHER INFORMATION
         -----------------

                  None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

         (a)      Exhibit 27.  Financial Data Schedule
         (b) The Company did not file any reports on Form 8-K during the quarter ended December 31, 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           /s/ Laird L. Lazelle
                                           -------------------------------------
Date:    February 9, 2001                  Laird L. Lazelle
                                           President


                                           /s/ Dianne K. Rabe
                                           -------------------------------------
Date:    February 9, 2001                  Dianne K. Rabe
                                           Treasurer